Form 10-Q
period 1998-03-31
GEOLOGISTICS CORP
filed 1998-05-29
CIK 1015527

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-42607

                            GEOLOGISTICS CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE                                    22-3438013
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)



                            13952 DENVER WEST PARKWAY
                             GOLDEN, COLORADO 80401
              (Address of principal executive offices and Zip Code)



Registrant's telephone number, including area code:(303) 704-4400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes___     No  X

On May 18, 1998, the registrant had 2,128,893 outstanding shares of common stock, par value $.001 per share.

                            GEOLOGISTICS CORPORATION

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION                                         Page

           ITEM 1.     Financial Statements:

                       Condensed Consolidated Balance Sheets,
                       March 31, 1998 (unaudited) and December 31, 1997  3

                       Condensed Consolidated Statements of
                       Income for the three months ended
                       March 31, 1998 and 1997 (unaudited)               5

                       Condensed Consolidated Statements of
                       Cash Flows for the three months ended
                       March 31, 1998 and 1997 (unaudited)               6

                       Notes to the Condensed Consolidated Financial
                       Statements                                        7

           ITEM 2.     Management's Discussion and Analysis of
                       Financial Condition and Results
                       of Operations                                     14

PART II.   OTHER INFORMATION

           ITEM 2.     Changes in Securities                             20

           ITEM 6.     Exhibits and Reports on Form 8-K                  20

                          PART I. FINANCIAL INFORMATION
                            GEOLOGISTICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                    MARCH 31,               DECEMBER 31,
                                                     1998                      1997
                                                 --------------            -------------
                                                  (UNAUDITED)
Current assets:
   Cash and cash equivalents                          $ 37,285                $  37,909
   Accounts receivable:
      Trade, net                                       246,161                  250,006
      Other                                             11,770                   11,139
   Deferred income taxes                                11,003                    6,528
   Prepaid expenses                                     10,577                   14,150
                                                      --------                 --------
      Total current assets                             316,796                  319,732
                                                      --------                 --------

Property and equipment, at cost                         68,096                   57,682
Accumulated depreciation                                (7,889)                  (5,875)
                                                      --------                ---------

       Net property and equipment                       60,207                   51,807

Notes receivable, less current portion                   1,838                    2,329
Deferred income taxes                                   18,284                   20,861
Goodwill, net                                           53,982                   54,397
Intangible assets, net                                  21,462                   19,479
Other assets                                            16,193                   17,161
                                                      --------                 --------
                                                      $488,762                 $485,766
                                                      --------                 --------
                                                      --------                 --------


                     See accompanying notes to the condensed
                       consolidated financial statements.

                            GEOLOGISTICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                      MARCH 31,          DECEMBER 31,
                                                                        1998                 1997
                                                                     ----------           ----------
                                                                    (UNAUDITED)
Current liabilities:
    Accounts payable                                                   $141,057            $128,138
    Accrued expenses                                                    149,311             165,098
    Income taxes payable                                                  1,981               5,993
    Current portion of long term debt                                     3,958               2,580
                                                                      ---------          ----------

       Total current liabilities                                        296,307             301,809

Long-term debt, less current portion                                    123,946             112,790
Other noncurrent liabilities                                             47,227              46,647
                                                                       --------            --------
       Total liabilities                                                467,480             461,246
                                                                        -------             -------

Minority interest                                                         1,501               1,601

Stockholders' equity:
    Common stock ($.001 par value 5,000,000 shares authorized,
      2,129,493 and 2,074,226 shares issued)                                  2                   2
    Additional paid-in-capital                                           54,310              52,291
    Accumulated deficit                                                 (33,230)            (28,902)
    Note receivable from shareholder                                       (200)               (357)
    Cumulative translation adjustments                                   (1,101)               (115)
                                                                       --------          ----------

       Total stockholders' equity                                        19,781              22,919
                                                                       --------            --------
                                                                       $488,762            $485,766
                                                                       --------            --------
                                                                       --------            --------


                     See accompanying notes to the condensed
                       consolidated financial statements.

                            GEOLOGISTICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                     THREE-MONTH PERIODS
                                                                           ENDED
                                                                 MARCH 31,      MARCH 31,
                                                                   1998            1997
                                                               ----------       ---------
Revenues                                                       $ 365,664        $ 162,742

Transportation and other direct costs                            276,626          125,876
                                                               ---------        ---------
Net revenues                                                      89,038           36,866

Selling, general and administrative expenses                      87,905           35,292
Depreciation and amortization                                      3,813            7,294
                                                               ---------        ---------

Operating loss                                                    (2,680)          (5,720)

Interest expense, net                                             (3,434)          (1,774)
Other income (expense)                                               (13)               3
                                                               ---------        ---------

Loss before income taxes and minority interest                    (6,127)          (7,491)

Income tax benefit                                                (1,957)          (2,047)
                                                               ---------        ---------

Loss before minority interest                                     (4,170)          (5,444)

Minority interest                                                   (158)               -
                                                               ---------        ---------

Net loss                                                       $  (4,328)     $    (5,444)
                                                               ---------        ---------
                                                               ---------        ---------

Basic loss per common share                                    $   (2.06)     $     (2.69)
                                                               ---------        ---------
                                                               ---------        ---------
Diluted loss per common share                                  $   (2.06)     $     (2.69)
                                                               ---------        ---------
                                                               ---------        ---------

Weighted average number of common and
  common equivalent shares outstanding                         2,101,026       2,026,116
                                                               ---------       ---------
                                                               ---------       ---------

                     See accompanying notes to the condensed
                       consolidated financial statements.

                            GEOLOGISTICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE-MONTH PERIODS
                                                                       ENDED
                                                             --------------------------
                                                              MARCH 31,       MARCH 31,
                                                                1998            1997
                                                             ----------       --------
Cash flows from operating activities:
    Net loss                                                  $ (4,328)       $ (5,444)
    Adjustments to reconcile net loss
       to net cash from operating activities:
         Depreciation and amortization                           3,813           7,294
         Amortization of deferred items                            297             164
         Deferred income tax benefit                            (1,898)         (1,518)
         Changes in current assets and liabilities, net         (5,436)        (11,161)
         Other, net                                               (375)            603
                                                              --------        --------
       Net cash from operating activities                       (7,927)        (10,062)

Cash flows from investing activities:
    Purchases of property, equipment and software               (3,607)         (1,099)
    Other                                                         (633)              7
                                                              --------        --------
       Net cash from investing activities                       (4,240)         (1,092)

Cash flows from financing activities:
    Proceeds from revolving line of credit                      34,500          31,000
    Proceeds from long-term debt                                 1,799               -
    Payments on revolving line of credit                       (25,700)        (20,100)
    Payments on long-term debt                                    (838)           (776)
    Proceeds from issuance of common stock                       1,658           1,074
    Repurchase of common stock                                       -            (461)
    Other, net                                                     124             (26)
                                                              --------        --------
    Net cash from financing activities                          11,543          10,711
                                                              --------        --------
Net decrease in cash and cash equivalents                         (624)           (443)
Cash and cash equivalents, beginning of period                  37,909           3,424
                                                              --------        --------
Cash and cash equivalents, end of period                      $ 37,285        $  2,981
                                                              --------        --------
                                                              --------        --------

Supplemental cash flow information:
    Interest paid during the period                           $    891        $  1,527
    Income taxes paid during the period                       $    646        $    401

    Noncash warrant transactions                              $    360               -
    New capital leases                                        $  1,884               -


    See accompanying notes to the condensed consolidated financial statements

                            GEOLOGISTICS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in GeoLogistics Corporation's (formerly known as International Logistics Limited) ("Company") Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 28, 1998. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation in accordance with generally accepted accounting principles of the condensed consolidated financial statements for the periods shown. Certain amounts for prior years have been reclassified to conform with current year financial statement presentations. Significant accounting policies followed by the Company are included in Note 1 to the audited consolidated financial statements in the Company's Form S-4 filed on April 28, 1998. Results of operations for the three months ended March 31, 1998 may not be indicative of the results to be expected for the full year.

PRINCIPLES OF CONSOLIDATION: The accompanying condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. The Company records its investment in each unconsolidated affiliated company (20 to 50 percent ownership) using the equity method of accounting. Other investments (less than 20 percent ownership) are recorded at cost. Intercompany accounts and transactions have been eliminated. The financial statements reflect minority interests in foreign affiliates acquired in connection with the acquisition of LEP International Worldwide Limited ("LIW").

USE OF ESTIMATES: The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ from those estimates. Accounts affected by significant estimates include accounts receivable and accruals for transportation and other direct costs, tax contingencies, insurance claims, cargo loss and damage claims.

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)

COMMON STOCK

In February, 1998 the Company sold 55,267 shares of its Common stock to employees, pursuant to an employee stock purchase plan for an aggregate purchase price of $1.7 million or $30 per share. The proceeds of the sales were used for general corporate purposes. These shares were not required to be registered with the Securities and Exchange Commission pursuant to Rule 701 promulgated under the Securities Act of 1933.

EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share at December 31, 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed under the treasury stock method using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding warrants to purchase common stock. Incremental shares were not used in the calculation of diluted loss per common share due to their antidilutive effect.

NOTE 2. ACQUISITIONS

In January 1998 the Company purchased additional shares in its Italian affiliate which increased its investment to 51%. As a result the Company has consolidated the financial statements of Italy (which include approximately $13 million in property and equipment and $2.0 million of long term debt) in the first quarter of 1998 and recorded a liability related to the minority interest it does not own. It is the Company's intention to complete the purchase of the remaining 49% of the Italian operations over the next two years.

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)

On September 30, 1997, the Company increased its holdings of LIW's common stock, a United Kingdom based international freight forwarder with operations primarily in Europe and Asia, from 33.3% to 75.2%. In December 1997, the Company acquired LIW's remaining outstanding common stock and acquired and retired LIW's outstanding preferred stock. The transaction has been accounted for under the purchase method of accounting and the operating results of LIW have been included in the consolidated statements of operations since September 30, 1997.

NOTE 3. LONG-TERM DEBT

In October 1997, the Company issued and sold $110.0 million in aggregate principal amount of its 9 3/4% senior notes (the "Notes") which are due October 15, 2007, and are general unsecured obligations of the Company. The Notes are fully and unconditionally guaranteed on a joint and several senior basis by all existing and future domestic Restricted Subsidiaries (as defined in the indenture relating to the Notes). Three of the Company's domestic subsidiaries hold as their sole assets all of the issued and outstanding equity interests of the Company's direct non-guarantor foreign subsidiaries.

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)

NOTE 3. LONG-TERM DEBT (CONTINUED)

The following is condensed combined financial information of guarantor and non-guarantor subsidiaries:

                                                             Balance Sheet as of March  31, 1998
                                             ---------------------------------------------------------------
                                                Parent   Guarantor     Non-Guarantor
                                                Company  Subsidiaries   Subsidiaries  Eliminations  Combined
                                             ----------  ------------  -------------  ------------  --------
Cash and cash equivalents...................  $     161   $   2,170      $ 34,954     $       -    $ 37,285
Accounts receivable--trade, net.............          -     104,277       154,789       (12,905)    246,161
Property, net...............................      1,112       9,007        50,088             -      60,207
Intangible assets, net......................     14,817      56,792         4,396          (561)     75,444
Other assets................................      3,246      30,069        36,350             -      69,665
Investments in subsidiaries.................     62,017           -             -       (62,017)          -
                                              ---------   ---------     ---------      --------    --------

  Total assets..............................    $81,353    $202,315      $280,577      $(75,483)   $488,762
                                              ---------   ---------     ---------      --------    --------
                                              ---------   ---------     ---------      --------    --------



Current liabilities.........................  $   8,470    $105,094      $209,533      $(26,790)   $296,307
Long-term debt..............................    119,214         621         4,111             -     123,946
Other noncurrent liabilities................          -       6,126        42,602             -      48,728
Intercompany accounts.......................    (94,000)     74,606         6,070        13,324           -
Stockholders' equity........................     47,669      15,868        18,261       (62,017)     19,781
                                              ---------   ---------     ---------      --------    --------


  Total liabilities and stockholders' equity  $  81,353    $202,315      $280,577      $(75,483)   $488,762
                                              ---------   ---------     ---------      --------    --------
                                              ---------   ---------     ---------      --------    --------


                                             Statement of Operations for the Three Months Ended March 31, 1998
                                             -----------------------------------------------------------------
                                                Parent   Guarantor     Non-Guarantor
                                                Company  Subsidiaries   Subsidiaries  Eliminations  Combined
                                             ----------  ------------  -------------  ------------  --------
Revenues.................................... $        -    $152,907      $267,102      $(54,345)    $365,664
Transportation and other direct costs.......          -     117,073       213,898       (54,345)     276,626
Operating expenses..........................      2,245      38,103        51,370             -       91,718
                                              ---------   ---------     ---------      ---------    ---------

  Operating profit (loss)...................     (2,245)     (2,269)        1,834             -       (2,680)
Interest and other, net.....................       (680)     (2,635)         (132)            -       (3,447)
Income tax provision (benefit)..............       (868)     (1,634)          545             -       (1,957)
Minority interest...........................            -           -        (158)            -         (158)
                                              ---------   ---------     ---------      ---------    ---------

  Net (loss) income.........................    $(2,057)    $(3,270)   $      999  $          -     $ (4,328)
                                              ---------   ---------     ---------      ---------   ----------
                                              ---------   ---------     ---------      ---------   ----------

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)

                                               Statement of Cash Flows for the Three Months Ended March 31, 1998
                                              -------------------------------------------------------------------
                                                  Parent     Guarantor   Non-Guarantor
                                                  Company  Subsidiaries   Subsidiaries  Eliminations   Combined
                                               ----------  ------------  -------------  ------------   ---------
Cash flows from:
  Operating activities.......................   $(15,307)     $ 1,693       $ 8,820         $(3,133)   $ (7,927)
  Investing activities.......................     (1,929)      (1,105)         (801)           (405)     (4,240)
  Financing activities.......................      9,819         (694)       (1,120)          3,538      11,543
                                                --------      -------        ------         -------      ------

Net decrease in cash and cash equivalents....     (7,417)        (106)        6,899               -        (624)
Cash and cash equivalents, beginning of
  period.....................................      7,578        2,276        28,055               -      37,909
                                                 -------      -------       -------     -----------     -------

Cash and cash equivalents, end of period.....  $     161    $   2,170      $ 34,954    $          -    $ 37,285
                                                 -------      -------       -------     -----------     -------
                                                 -------      -------       -------     -----------     -------

                                              11

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)



NOTE 4.  SEGMENT INFORMATION

The Company operates in a single business segment providing worldwide logistics solutions to meet customers' specific requirements for transportation and related services by arranging and monitoring all aspects of material flow activities utilizing advanced information technology systems.

Information regarding the Company's operations by geographic region is summarized below.

                                         U.S and
                                         Canada      Europe      Asia    Corporate     Eliminations  Consolidated
                                        --------    --------   -------   ---------     ------------  ------------
THREE MONTHS ENDED MARCH 31, 1998
Total revenue.........................  $176,844    $180,320   $62,845          -        $(54,345)     $365,664
Transactions between regions..........    15,418      24,148    14,779          -         (54,345)            -
Revenues from customers...............   161,426     156,172    48,066          -               -       365,664
Net revenue...........................    39,906      37,749    11,383          -               -        89,038
Income (loss) from operations.........    (1,769)        702       632    $(2,245)              -        (2,680)
Long-lived assets.....................    14,816      39,950     3,879      6,743               -        65,388

THREE MONTHS ENDED MARCH 31, 1997
Total revenue.........................  $162,742          --        --         --              --      $162,742
Transactions between regions..........        --          --        --         --              --            --
Revenues from customers...............   162,742          --        --         --              --       162,742
Net revenue...........................    36,866          --        --         --              --        36,866
Loss from operations..................    (5,255)         --        --     $ (465)             --        (5,720)
Long-lived assets.....................    22,572          --        --         25              --        22,597


Revenue from transfers between regions represents approximate amounts that would be charged if the service were provided by an unaffiliated company. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue.

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)


NOTE 5.  OTHER COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is comprised of all changes to stockholders' equity, including net income, except those changes resulting from investments by owners and distributions to owners. Other comprehensive income in the financial statements of the Company represents the change in foreign currency translation adjustments resulting from the conversion of the financial statements for foreign subsidiaries from local currency to U.S. dollars.

NOTE 6.  SUBSEQUENT EVENT

On April 28, 1998 the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to exchange its issued 9 3/4% Senior Notes Due 2007 ("Old" notes) for an equal amount of newly issued and registered 9 3/4% Senior Notes Due 2007 ("New" notes). The exchange offer commenced April 30, 1998 and will expire on May 30, 1998 unless extended by the Company. The form and term of the New notes will be substantially identical to those of the Old notes except that the New notes will have been registered under the Securities Act of 1933.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the results of operations for the Company for the three months ended March 31, 1998 and 1997, and should be read in conjunction with the condensed consolidated financial statements of the Company included elsewhere in this report.

The Company is one of the largest non-asset-based providers of worldwide logistics and transportation services headquartered in the United States based on revenues for 1997 and after giving pro forma effect to the LIW Acquisition. The Company's primary business operations involve obtaining shipment or material orders from customers, creating and delivering a wide range of logistics solutions to meet customers' specific requirements for transportation and related services, and arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. The logistics solutions include domestic and international freight forwarding and door-to-door delivery services using a wide range of transportation modes, including air, ocean, truck and rail. The Company also provides value-added services such as warehousing, inventory management, assembly, customs brokerage, distribution and installation for manufacturers and retailers of commercial and consumer products such as copiers, computers, pharmaceutical supplies, medical equipment, consumer durables and aviation products. The Company also specializes in arranging for the worldwide transportation of goods for major infrastructure projects, such as power plants, oil refineries, oil fields and mines, to lesser developed countries and remote geographic locations. In addition, the Company provides international and domestic relocation services through the HHG divisions of Bekins and Matrix.

In February 1998, the Company announced its new brand name: GeoLogistics. The corporation changed its identity March 1, 1998 and the business units will adopt the new name during the next eighteen months. Costs associated with the branding strategy include registration expenses and legal fees, collateral material and advertising and promotional expense. A Logistics Consulting Team has also been established in conjunction with the branding strategy to design, plan and implement supply chain programs for our most valued customers and other strategic business opportunities. This team of supply chain technicians and project managers, has already had a positive impact on the development of logistics services contracts which are expected to materialize into additional revenue in the second half of 1998. An integral component of the Company's strategic plan is to provide improved information technology to its' customers as well
                                     14
as improved systems for its own operational and financial management purposes. The Company expects to spend approximately $30 million (which will be funded through a combination of cash provided from operations and borrowings under the New Credit Facility) over the next three years to conclude the implementation and integration of FAST 400 and its related
BUSINESS 400 systems globally, purchase additional information systems equipment and software upgrades and integrate the system capabilities of its subsidiaries. Related to these projects, the Company will also incur incremental expense related to these capital projects for maintenance fees and additional systems programmers and technicians. Costs related to these three initiatives were initially incurred in the fourth quarter of 1997 following the LIW Acquisition, but further expansion, and expenditures, of all three initiatives were increased in 1998. These costs will be reported within the Selling, General and Administrative Expenses line on the Statement of Operations.

This Quarterly Report on form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in the material set forth herein as well as within this Quarterly Report generally (including any document incorporated by reference herein). Also, documents subsequently filed by the Company with the Securities and Exchange Commission may contain forward-looking statements. Actual results could differ materially from those projections in the forward-looking statements as a result of the risk factors identified herein or in other public filings by the Company, including but not limited to, the Company's Registration Statement on Form S-4 (File No. 333-42607).


THREE MONTHS ENDED MARCH 31, 1998 AND 1997

    REVENUES. The Company's revenues increased by approximately $203.0 million, to $365.7 million for the three months ended March 31, 1998 from $162.7 million for the three months ended March 31, 1997. Approximately $191.3 million of the increase related to the LIW Acquisition. In addition, Bekins HVP/Logistics revenues increased $7.1 million, or 34%, due primarily to increased volume from new customers as well as moderately higher prices. Matrix revenues also increased $2.6 million, or 16%, on higher volume in both project cargo and international relocation product lines.

    NET REVENUES. Net revenues increased by approximately $52.1 million, to $89.0 million for the three months ended March 31, 1998 from $36.9 million for the three months ended March 31, 1997. Net revenues as a percentage of revenues increased to 24.3% in 1998 from 22.7% for the same period in 1997 primarily due to a shift in product offerings to higher margin value-added services in LIW. Net revenue increases are primarily the result of the LIW Acquisition ($49.1 million). In addition, Bekins HVP/Logistics net revenues increased $2.0 million, or 44%, due to higher revenue and improved capacity utilization on its Timelok logistics distribution system.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $52.6 million, to $87.9 million for the three months ended March 31, 1998 from $35.3 million for the three months ended March 31, 1997. These expenses as a percentage of net revenues in 1998 increased to 98.7% from 95.7% for the same period in 1997 due to the higher expenses at Matrix and for general corporate purposes in addition to specific corporate initiatives relating to the new branding strategy, the planned logistics consulting infrastructure team and strategic information technology projects. These corporate initiatives are in support of the new strategic focus of global branded integrated logistics solutions. Excluding the costs related to the strategic corporate initiatives, other operating expenses as a percentage of net revenues increased in the period to 98.0% from 95.7%. Selling, general and administrative expenses relating to the LIW Acquisition amounted to $47.1 million of the increase from 1997. The remaining $5.5 million increase was primarily due to the strategic corporate initiatives previously discussed and sales and administrative infrastructure improvements and additions at LEP and Bekins HVP/Logistics.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased to $3.8 million, or 47.7%, for the three months ended March 31, 1998 compared to $7.3 million for the three months ended March 31, 1997. This decrease was despite an additional $.8 million of depreciation and amortization from the LIW Acquisition. The remaining $4.3 million decrease was due to amortization of intangible assets (acquired in the 1996 acquisitions) that was completed by the end of 1997.

    OPERATING LOSS. The Company recorded a $2.7 million loss for the three months ended March 31, 1998 compared to a $5.7 million operating loss for the three months ended March 31, 1997. These improved results were due to lower amortization expense ($3.5 million) and increased operating results at Bekins HVP/Logistics ($0.8 million), offset by increased Corporate operating expenses ($1.7 million) in support of the strategic initiatives previously discussed.

Operating loss, excluding depreciation and amortization, and corporate expenses, improved $1.3 million to income of $3.3 million for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. This improvement was primarily due to the LIW Acquisition and improved Bekins HVP/Logistics results.

    INTEREST EXPENSE, NET. Interest expense, net, increased by approximately $1.6 million, to $3.4 million for 1998 from $1.8 million for the three months ended March 31, 1997. The increase was associated with the issuance of the Notes in October 1997 and higher levels of working capital-related borrowings.

    INCOME TAX BENEFIT. Income tax benefit remained unchanged at $2.0 million for the first three months of 1998 and 1997. The tax benefit for 1998 produced an effective benefit rate of 31.9% versus 27.3% in 1997 as a result of more favorable benefits generated by LIW in 1998.

    MINORITY INTERESTS. Interests held by minority shareholders in certain subsidiaries of LIW were $.2 million for the three months ended March 31, 1998, the period of LIW ownership by the Company.

    NET LOSS. Net loss improved by $1.1 million to $4.3 million for the first three months of 1998 compared to $5.4 million for the same period of 1997. This improvement is due primarily to lower amortization partially offset by increased interest expense and slightly higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended March 31, 1998, net cash used by operating activities was $8.0 million. Cash used in investing activities was $4.2 million, which primarily consisted of strategic information technology related capital expenditures including the new Peoplesoft financial systems introduced to replace the multiple legacy systems at LEP Profit. Cash provided by financing activities was $11.5 million which primarily consisted of additional borrowings under the U.S. revolving line of credit and certain foreign subsidiaries.

    Within North America, the Company has utilized cash flows from operations and borrowings under its credit facilities to meet working capital requirements and to fund capital expenditures principally related to the improvement of information systems in support of the strategic information technology plan. At March 31, 1998, the Company had a working capital borrowing base under its credit facility of $88.1 million, $8.8 million outstanding working capital related borrowings and $33.0 million outstanding letter of credit commitments.

    Total borrowings of LIW at March 31, 1998 were approximately $6.2 million, representing a combination of short and long-term borrowings and capital leases in local currencies in countries where LIW operates. Funding requirements have historically been satisfied by cash generated from operations and borrowings under various bank credit facilities. In connection with the LIW Acquisition and the Company's new credit facility, a certain amount of borrowing capacity is provided to LIW based upon the level of accounts receivable in the United Kingdom. The Company believes that this borrowing ability and revenues from operations will be sufficient to meet the liquidity needs of LIW in the future.

         RECENT ACCOUNTING PRONOUNCEMENTS: In January 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP-98-1 (SOP) "Accounting for the Costs of Computer Software Developed or Planned for Internal Use" which sets forth standards for the capitalization of computer software costs as they relate to the development of internal systems. The SOP requires capitalization of computer software costs relating to direct costs of materials purchased and services consumed in developing internal use computer software and payroll and payroll related costs for employees who are directly associated with these projects. As part of the Company's strategic plan it expects to spend approximately $30 million on such internal systems related to the implementation and integration of its proprietary system for real time management of shipments and purchase of additional information systems hardware and software to enhance financial reporting and other operational activities. Approximately $3 million of such costs have been incurred in the three months ended March 31, 1998 and have been capitalized in accordance with SOP 98-1. Costs of these projects will be amortized over their useful lives in accordance with the pronouncement.

    FOREIGN CURRENCY RISK MANAGEMENT. The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes and allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to minimize the impact of currency movements on certain of its existing foreign assets, liabilities, commitments and anticipated foreign earnings. The Company may use a combination of financial instruments to manage these risks, including forward contracts or option related instruments. The principal currencies hedged are the British pound, German mark, Canadian dollar and some Asian currencies such as the Hong Kong dollar and Singapore dollar. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures for the next year. The gains and losses on these contracts are offset by changes in the value of the related exposures. At March 31, 1998 the Company had approximately $8.3 million in forward contracts and options outstanding. The credit and market risks under these agreements are not considered to be significant since the counterparties have high credit ratings.

    It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for speculative purposes.

    YEAR 2000. As is the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem. The Company is currently engaged in a comprehensive project to upgrade its information technology including hardware and software that will consistently and properly recognize the Year 2000. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant.

    The Company will utilize both internal and external resources to reprogram or replace and test all of its software for Year 2000 compliance, and the Company expects to complete the project in late 1999. The estimated cost for this project is approximately $1 million excluding the cost of new systems which will be capitalized. This cost is being funded through a combination of cash provided from operations and borrowings under the New Credit Facility and will be expensed in the period incurred. Failure by the company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on the Company's operations.

                           PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

In February, 1998 the Company sold 55,267 shares of its Common stock to employees, pursuant to an employee stock purchase plan for an aggregate purchase price of $1.7 million or $30 per share. The proceeds of the sales were used for general corporate purposes. These shares were not required to be registered with the Securities and Exchange Commission pursuant to Rule 701 promulgated under the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27 Financial Data Schedule (Filed electronically only).


         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GEOLOGISTICS CORPORATION

Date: May 29, 1998             By: /s/ Roger E. Payton
      ------------             -------------------
                               Roger E. Payton
                               President, Chief Executive Officer and Director

Date: May 29, 1998             By: /s/ Gary S. Holter
      ------------             -----------------------------
                               Gary S. Holter
                               Chief Financial Officer