Form 10-Q
period 1998-06-30
GEOLOGISTICS CORP
filed 1998-08-14
CIK 1015527

                          SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---
          EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

     ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-42607

                              GEOLOGISTICS CORPORATION
               (Exact name of registrant as specified in its charter)

Delaware                                                       22-3438013
--------                                                       ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



                             13952 Denver West Parkway
                              Golden, Colorado  80401
                              -----------------------
               (Address of principal executive offices and Zip Code)



Registrant's telephone number, including area code:(303) 704-4400
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X  No ___
                                   ---

On August 10, 1998, the registrant had 2,128,893 outstanding shares of common stock, par value $.001 per share.

                              GEOLOGISTICS CORPORATION

                                 TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                            PAGE

          ITEM 1.   Financial Statements:

                    Condensed Consolidated Balance Sheets,
                    June 30, 1998 and December 31, 1997                    3

                    Condensed Consolidated Statements of Operations
                    for the three months and six months ended
                    June 30, 1998 and 1997                                 5

                    Condensed Consolidated Statements of
                    Cash Flows for the six months ended
                    June 30, 1998 and 1997                                 6

                    Notes to the Condensed Consolidated Financial
                    Statements                                             7

          ITEM 2.   Management's Discussion and Analysis of
                    Financial Condition and Results
                    of Operations                                          15

PART II.  OTHER INFORMATION

          ITEM 1.   Legal Proceedings                                      25

          ITEM 2.   Changes in Securities                                  25

          ITEM 6.   Exhibits and Reports on Form 8-K                       25

                                       2

                           PART I.  FINANCIAL INFORMATION
                              GEOLOGISTICS CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                               JUNE 30,        DECEMBER 31,
                                                1998               1997
                                              --------         ------------
Current assets:
  Cash and cash equivalents                   $  24,518           $  37,909
  Accounts receivable:
    Trade, net                                  249,175             250,006
    Other                                        11,539              11,139
  Deferred income taxes                          11,614               6,528
  Prepaid expenses                               14,910              14,150
                                              ---------           ---------
    Total current assets                        311,756             319,732
                                              ---------           ---------

Property and equipment, at cost                  91,856              67,433
Accumulated depreciation                        (12,766)             (8,360)
                                              ---------           ---------
Net property and equipment                       79,090              59,073
                                              ---------           ---------

Notes receivable, less current portion            1,772               2,329
Deferred income taxes                            19,453              20,861
Goodwill, net                                    53,455              54,397
Intangible assets, net                           10,607              12,213
Other assets                                     14,973              17,161
                                              ---------           ---------
                                               $491,106            $485,766
                                              ---------           ---------
                                              ---------           ---------

     See accompanying notes to the condensed consolidated financial statements.

                              GEOLOGISTICS CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                               JUNE 30,        DECEMBER 31,
                                                 1998              1997
                                               --------        ------------
Current liabilities:
  Accounts payable                             $106,649            $122,281
  Accrued expenses                              157,902             165,098
  Income taxes payable                            5,181               5,993
  Current portion of long term debt              13,139               8,437
                                              ---------           ---------

    Total current liabilities                   282,871             301,809

Long-term debt, less current portion            133,453             112,790
Other noncurrent liabilities                     51,938              46,647
                                              ---------           ---------
    Total liabilities                           468,262             461,246
                                              ---------           ---------

Minority interest                                 2,018               1,601

Stockholders' equity:
  Common stock ($.001 par value 5,000,000
    shares authorized, 2,128,893 and
    2,074,226 shares issued)                          2                   2
  Additional paid-in-capital                     54,667              52,291
  Accumulated deficit                           (34,178)            (28,902)
  Notes receivable from stockholders               (200)               (357)
  Cumulative translation adjustments                535                (115)
                                              ---------           ---------

    Total stockholders' equity                   20,826              22,919
                                              ---------           ---------

                                               $491,106            $485,766
                                              ---------           ---------
                                              ---------           ---------

     See accompanying notes to the condensed consolidated financial statements.

                              GEOLOGISTICS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   THREE-MONTHS                         SIX-MONTHS
                                                                  ENDED JUNE 30,                       ENDED JUNE 30,
                                                            -----------------------                ------------------------
                                                            1998               1997                1998                1997
                                                            ----               ----                ----                ----
Revenues                                                 $371,211            $185,359            $736,875            $348,101

Transportation and other direct costs                     277,854             144,676             554,480             270,552
                                                         --------            --------            --------             -------
Net revenues                                               93,357              40,683             182,395              77,549

Selling, general and administrative expenses               86,725              36,779             174,630              72,071
Depreciation and amortization                               3,900               7,287               7,713              14,581
                                                         --------            --------            --------             -------

Operating profit (loss)                                     2,732              (3,383)                 52              (9,103)

Interest expense, net                                      (3,903)             (2,053)             (7,337)             (3,827)
Other income                                                  159                  64                 146                  67
                                                         --------            --------            --------             -------

Loss before income taxes and minority interest             (1,012)             (5,372)             (7,139)            (12,863)

Income tax benefit                                           (279)             (2,654)             (2,236)             (4,701)
                                                         --------            --------            --------             -------

Loss before minority interest                                (733)             (2,718)             (4,903)             (8,162)

Minority interest                                            (215)                  -                (373)                  -
                                                         --------            --------            --------             -------

Net loss                                                  $  (948)          $  (2,718)          $  (5,276)          $  (8,162)
                                                         --------            --------            --------             -------
                                                         --------            --------            --------             -------

Basic loss per common share                               $  (.45)           $  (1.34)           $  (2.50)           $  (4.01)
                                                         --------            --------            --------             -------
Diluted loss per common share                             $  (.45)           $  (1.34)           $  (2.50)           $  (4.01)
                                                         --------            --------            --------             -------
                                                         --------            --------            --------             -------

Weighted average number of common and
  common equivalent shares outstanding                  2,129,318           2,035,046           2,113,126           2,033,097
                                                        ---------           ---------           ---------           ---------
                                                        ---------           ---------           ---------           ---------


     See accompanying notes to the condensed consolidated financial statements.

                               GEOLOGISTICS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)



                                                                         SIX-MONTHS
                                                                       ENDED JUNE 30,
                                                               ----------------------------
                                                                 1998               1997
                                                                 ----               ----
Cash flows from operating activities:
  Net loss                                                    $ (5,276)           $ (8,162)
  Adjustments to reconcile net loss
    to net cash from operating activities:
      Depreciation and amortization                              6,794              13,787
      Goodwill amortization                                        919                 794
      Deferred income tax benefit                               (3,678)             (5,862)
      Changes in current assets and liabilities, net           (17,100)             (1,827)
      Other, net                                                (1,656)             (2,431)
                                                               --------           ---------
    Net cash from operating activities                         (19,997)             (3,701)

Cash flows from investing activities:
  Purchases of property, equipment and software                (13,823)             (3,089)
                                                               --------           ---------
    Net cash from investing activities                         (13,823)             (3,089)

Cash flows from financing activities:
  Proceeds from revolving line of credit                        75,000              53,600
  Payments on revolving line of credit                         (58,900)            (44,200)
  Proceeds from long-term debt/capital leases                   10,896                 412
  Payments on long-term debt/capital leases                     (8,380)             (2,223)
  Proceeds from issuance of common stock                         1,673               1,639
  Repurchase of common stock                                       (18)               (491)
  Other, net                                                       158                   -
                                                               --------           ---------
  Net cash from financing activities                            20,429               8,737
                                                               --------           ---------
Net change in cash and cash equivalents                        (13,391)              1,947
Cash and cash equivalents, beginning of period                  37,909               3,424
                                                               --------           ---------
Cash and cash equivalents, end of period                      $ 24,518            $  5,371
                                                               --------           ---------
                                                               --------           ---------

Supplemental cash flow information:
  Interest paid during the period                             $  6,581            $  3,311
  Income taxes paid during the period                         $  1,454            $    703

  Noncash common stock transactions                           $      -            $    158
  Noncash warrant transactions                                $    720            $      -
  New capital leases                                          $  4,465            $      -


See accompanying notes to the condensed consolidated financial statements.

                              GEOLOGISTICS CORPORATION
              NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in GeoLogistics Corporation's (formerly known as International Logistics Limited) ("Company") Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 28, 1998 ("Form S-4"). The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals and eliminations) which are, in the opinion of management, necessary for a fair presentation in accordance with generally accepted accounting principles of the condensed consolidated financial statements for the periods shown. Certain amounts for prior years have been reclassified to conform with current year financial statement presentations. Significant accounting policies followed by the Company are included in Note 1 to the audited consolidated financial statements in the Company's Form S-4. Results of operations for the six months ended June 30, 1998 may not be indicative of the results to be expected for the full year.

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

USE OF ESTIMATES: The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ from those estimates. Accounts affected by significant estimates include accounts receivable, accruals for transportation and other direct costs, tax contingencies, cargo loss and damage claims, and insurance claims.

                              GEOLOGISTICS CORPORATION
        NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (IN THOUSANDS, EXCEPT SHARE DATA)

COMMON STOCK

During the six months ended June 30, 1998 the Company sold 55,267 shares of its Common stock to employees, pursuant to an employee stock purchase plan for an aggregate purchase price of $1.7 million or $30 per share. The proceeds of the sales were used for general corporate purposes. These shares were not required to be registered with the Securities and Exchange Commission pursuant to Rule 701 promulgated under the Securities Act of 1933.

EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share" at December 31, 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed under the treasury stock method using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding warrants to purchase common stock. Incremental shares were not used in the calculation of diluted loss per common share due to their antidilutive effect.

NOTE 2. ACQUISITIONS

In January 1998, the Company purchased additional shares in its Italian affiliate which increased its investment to 51%. As a result the Company consolidated the financial statements of Italy (which include approximately $13 million in property and equipment and $2.0 million of long term debt) in the first quarter of 1998 and recorded a liability related to the minority interest it does not own. It is the Company's intention to complete the purchase of the remaining 49% of the Italian operations over the next two years.

                              GEOLOGISTICS CORPORATION
        NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (IN THOUSANDS, EXCEPT SHARE DATA)

On September 30, 1997, the Company increased its holdings of LIW's common stock, a United Kingdom based international freight forwarder with operations primarily in Europe and Asia, to 75.2% from 33.3%. In December 1997, the Company acquired LIW's remaining outstanding common stock and acquired and retired LIW's outstanding preferred stock the "LIW Acquisition." The transaction has been accounted for under the purchase method of accounting and the operating results of LIW have been included in the consolidated statements of operations since September 30, 1997.

NOTE 3. LONG-TERM DEBT

In October 1997, the Company issued and sold $110.0 million in aggregate principal amount of its 9 3/4% senior notes (the "Old" notes) which are due October 15, 2007, and are general unsecured obligations of the Company. The Notes are fully and unconditionally guaranteed on a joint and several senior basis by all existing and future domestic Restricted Subsidiaries (as defined in the indenture relating to the Notes). Three of the Company's domestic subsidiaries hold as their sole assets all of the issued and outstanding equity interests of the Company's direct non-guarantor foreign subsidiaries.

On April 28, 1998 the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to exchange the Old notes for an equal amount of newly issued and registered 9 3/4 % Senior Notes due 2007 ("New" notes). The exchange offer was completed on June 1, 1998. The form and term of the New notes is substantially identical to those of the Old notes except that the New notes will have been registered under the Securities Act of 1933.

                              GEOLOGISTICS CORPORATION
        NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 3. LONG-TERM DEBT (CONTINUED)

The following is condensed combined financial information of guarantor and non-guarantor subsidiaries:


                                                                           Balance Sheet as of June 30, 1998
                                                         --------------------------------------------------------------------
                                                           Parent      Guarantor   Non-Guarantor
                                                          Company    Subsidiaries   Subsidiaries    Eliminations      Combined
                                                         --------    ------------  --------------   ------------     ----------
Cash and cash equivalents. . . . . . . . . . . . . . .  $     220      $   2,684      $  21,614             -       $  24,518
Accounts receivable--trade, net. . . . . . . . . . . .          -        108,069        150,844      $  (9,738)       249,175
Property, net. . . . . . . . . . . . . . . . . . . . .     11,144         12,475         55,471              -         79,090
Intangible assets, net . . . . . . . . . . . . . . . .      8,399         53,165          3,450           (952)        64,062
Other assets . . . . . . . . . . . . . . . . . . . . .      4,008         30,711         39,542              -         74,261
Investments in subsidiaries. . . . . . . . . . . . . .     62,088              -              -        (62,088)             -
                                                        ---------      ---------      ----------    -----------     ---------
  Total assets . . . . . . . . . . . . . . . . . . . .  $  85,859      $ 207,104      $ 270,921      $ (72,778)     $ 491,106
                                                        ---------      ---------      ----------    -----------     ---------
                                                        ---------      ---------      ----------    -----------     ---------

Current liabilities. . . . . . . . . . . . . . . . . .  $   4,351      $ 104,615      $ 184,869      $ (10,964)     $ 282,871
Long-term debt . . . . . . . . . . . . . . . . . . . .    126,584          1,438          5,431              -        133,453
Other noncurrent liabilities . . . . . . . . . . . . .          -          5,955         48,001              -         53,956
Intercompany accounts. . . . . . . . . . . . . . . . .    (91,180)        80,510         10,396            274              -
Stockholders' equity . . . . . . . . . . . . . . . . .     46,104         14,586         22,224        (62,088)        20,826
                                                        ---------      ---------      ----------    -----------     ---------
  Total liabilities and stockholders' equity . . . . .  $  85,859      $ 207,104      $ 270,921      $ (72,778)     $ 491,106
                                                        ---------      ---------      ----------    -----------     ---------
                                                        ---------      ---------      ----------    -----------     ---------

                                                         Statement of Operations for the Six Months Ended June 30, 1998
                                                         --------------------------------------------------------------
                                                           Parent      Guarantor     Non-Guarantor
                                                          Company     Subsidiaries   Subsidiaries   Eliminations      Combined
                                                        ---------     ------------   ------------   ------------     ---------
Revenues . . . . . . . . . . . . . . . . . . . . . . .          -      $ 315,177      $ 530,300      $(108,602)     $ 736,875
Transportation and other direct costs. . . . . . . . .          -        242,841        420,241       (108,602)       554,480
Operating expenses . . . . . . . . . . . . . . . . . .  $   5,295         73,519        103,529              -        182,343
                                                        ---------     ------------   ------------   ------------     ---------
  Operating profit (loss). . . . . . . . . . . . . . .     (5,295)        (1,183)         6,530              -             52
Interest and other, net. . . . . . . . . . . . . . . .       (910)        (5,454)          (827)             -         (7,191)
Income tax provision (benefit) . . . . . . . . . . . .     (2,520)        (2,059)         2,343              -         (2,236)
Minority interest. . . . . . . . . . . . . . . . . . .          -              -           (373)             -           (373)
                                                        ---------     ------------   ------------   ------------     ---------

  Net (loss) income. . . . . . . . . . . . . . . . . .  $  (3,685)     $  (4,578)     $   2,987      $       -      $  (5,276)
                                                        ---------     ------------   ------------   ------------     ---------
                                                        ---------     ------------   ------------   ------------     ---------

                              GEOLOGISTICS CORPORATION
        NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (IN THOUSANDS, EXCEPT SHARE DATA)





                                                        Statement of Cash Flows for the Six Months Ended June 30, 1998
                                                        --------------------------------------------------------------
                                                          Parent       Guarantor    Non-Guarantor
                                                         Company      Subsidiaries   Subsidiaries   Eliminations     Combined
                                                        ---------     ------------   ------------   ------------     ---------
Cash flows from:
  Operating activities . . . . . . . . . . . . . . . .    $(8,513)       $(8,734)       $(4,120)        $1,370       $(19,997)
  Investing activities . . . . . . . . . . . . . . . .     (5,571)        (4,609)        (3,904)           261        (13,823)
  Financing activities . . . . . . . . . . . . . . . .      6,726         13,751          1,583         (1,631)        20,429
                                                        ---------     ------------   ------------   ------------     ---------
Net change in cash and cash equivalents. . . . . . . .     (7,358)           408         (6,441)             -        (13,391)
Cash and cash equivalents, beginning of
  period . . . . . . . . . . . . . . . . . . . . . . .      7,578          2,276         28,055              -         37,909
                                                        ---------     ------------   ------------   ------------     ---------
Cash and cash equivalents, end of period . . . . . . .     $  220       $  2,684        $21,614           $  -      $  24,518
                                                        ---------     ------------   ------------   ------------     ---------
                                                        ---------     ------------   ------------   ------------     ---------



NOTE 4.  SEGMENT INFORMATION

The Company operates in a single business segment providing worldwide logistics solutions to meet customers' specific requirements for transportation and related services by arranging and monitoring all aspects of material flow activities utilizing advanced information technology systems.

Information regarding the Company's operations by geographic region is summarized below.




                                          U.S and
                                           Canada         Europe         Asia       Corporate      Eliminations   Consolidated
                                         ---------      ----------    ----------    ----------     ------------   -------------
SIX MONTHS ENDED JUNE 30, 1998
Total revenue. . . . . . . . . . . . . .  $360,695       $356,594       $128,188              -      $(108,602)      $736,875
Transactions between regions . . . . . .    27,721         50,370         30,511              -       (108,602)             -
Revenues from customers. . . . . . . . .   332,974        306,224         97,677              -              -        736,875
Net revenues . . . . . . . . . . . . . .    80,399         77,825         24,171              -              -        182,395
Operating profit (loss). . . . . . . . .       428          3,149          2,040      $  (5,565)             -             52
Long-lived assets. . . . . . . . . . . .    15,051         47,033          4,071         12,935              -         79,090

SIX MONTHS ENDED JUNE 30, 1997
Total revenue. . . . . . . . . . . . . .  $348,101              -              -              -              -       $348,101
Transactions between regions . . . . . .         -              -              -              -              -              -
Revenues from customers. . . . . . . . .   348,101              -              -              -              -        348,101
Net revenues . . . . . . . . . . . . . .    77,549              -              -              -              -         77,549
Operating profit (loss). . . . . . . . .    (7,491)             -              -      $  (1,612)             -         (9,103)
Long-lived assets. . . . . . . . . . . .    20,254              -              -             50              -         20,304

                              GEOLOGISTICS CORPORATION
        NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (IN THOUSANDS, EXCEPT SHARE DATA)

Revenue from transfers between regions represents approximate amounts that would be charged if the service were provided by an unaffiliated company. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue.

NOTE 5.  OTHER COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted FAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is comprised of all changes to stockholders' equity, including net income, except those changes resulting from investments by owners and distributions to owners. Other comprehensive income in the financial statements of the Company represents foreign currency translation adjustments resulting from the conversion of the financial statements of foreign subsidiaries from local currency to U.S. dollars.

NOTE 6.  SUBSEQUENT EVENT

On July 13, 1998, the Company purchased substantially all of the operating assets and assumed certain of the liabilities of Caribbean Air Services, Inc., a Delaware corporation ("CAS"), a wholly-owned subsidiary of Amertranz
Worldwide Holding Corp., a Delaware corporation ("Holding"), for aggregate cash consideration of $27 million. CAS is a provider of air logistics services between the United States, Puerto Rico, and the Dominican Republic. The purchase price, which was determined by the parties through arm's length negotiations, was funded by a combination of borrowings under a newly-executed $15 million credit agreement (the "New Credit Facility") and proceeds from the $15 million private placement of the Company's Series A Participating Preferred Stock (the "Preferred Stock").

                              GEOLOGISTICS CORPORATION
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (IN THOUSANDS, EXCEPT SHARE DATA)

On July 13, 1998 the Company borrowed $15 million pursuant to the New Credit Facility executed July 10, 1998 by and among the Company and ING (U.S.) Capital Corporation and the lenders party thereto. The loan is unsecured and is evidenced by promissory notes in aggregate principal amount of $15 million due October 15, 2007. Borrowings under the facility are guaranteed by certain direct and indirect subsidiaries of the Company, each of which is either a borrower or guarantor under the Company's existing loan agreement or its 9 3/4% Senior Notes due 2007. At the Company's option, interest will accrue on the loan with reference to either the average of prime commercial lending (or equivalent) rates publicly announced by certain banks plus 1.75% or the offered rate for deposits in dollars in the London interbank eurodollar market ("LIBOR") plus 3.75%. With the exception of mandatory prepayments in connection with certain change of control events, certain sales of equity interests of the Company and certain asset dispositions, the New Credit Facility does not contain any mandatory prepayment provisions. The New Credit Facility provides that the Company may prepay this loan in whole or in part without penalty, subject to reimbursement of the lender's breakage and redeployment costs in the case of prepayment of LIBOR loans. The credit facility contains certain covenants and restrictions on actions by the Company including, without limitation, restrictions on indebtedness, liens, guarantee obligations, mergers, creation or dissolution of restricted subsidiaries, investments, loans, advances, dividends and other restricted payments, transactions with affiliates, sale and leaseback transactions, prepayment of or amendments to junior obligations, entering other lines of business and amendments of other indebtedness.

On July 13, 1998, the Company sold 11,000 and 4,000 shares of Preferred Stock to OCM Principal Opportunities Fund L.P., and Logistical Simon, L.L.C., respectively (the "Investors"), for aggregate consideration of $14.6 million. The Preferred Stock has a liquidation value of $1,000 per share and was sold to the Investors for $970 per share. The holders of the Preferred Stock are entitled to payment of quarterly dividends when, as and if declared by the board of directors of the Company in amounts ranging from $30.00 per share per quarter to $45.00 per share per quarter, which amount shall be determined based upon the occurrence of certain events that are specified in the Certificate of Designation relating to the Preferred Stock. Dividends on the Preferred Stock will accrue and be fully cumulative (whether or not declared) and will bear

                              GEOLOGISTICS CORPORATION
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (IN THOUSANDS, EXCEPT SHARE DATA)

interest at rates ranging from 14% per annum to 18% per annum, depending upon the occurrence of certain events that are specified in the Certificate of Designation. Upon redemption of the Preferred Stock or liquidation of the Company, the holders of Preferred Stock will be entitled to receive the following for each share of Preferred Stock held by such holder: (i) (a) $1,000, representing the liquidation preference of the Preferred Stock plus (b) all accrued and unpaid dividends, whether or not declared multiplied by (c) the applicable liquidation or redemption premium, and (ii) either ten shares of common stock of the Company or the amount of the fair market value of ten shares of common stock of the Company. The Preferred Stock has no mandatory redemption feature and ranks senior to the Common Stock of the Company for payment of dividends and upon liquidation. The Company intends to make a preemptive rights offering of the preferred stock during the third quarter to its existing security holders in accordance with the terms of the certificate of incorporation.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the results of operations of the Company for the three months and six months ended June 30, 1998 and 1997, and should be read in conjunction with the condensed consolidated financial statements of the Company included elsewhere in this report.

The Company is one of the largest non-asset-based providers of global logistics and transportation services headquartered in the United States based on revenues for 1997 and after giving pro forma effect to the LIW Acquisition. The Company's primary business operations involve obtaining shipment or material orders from customers, creating and delivering a wide range of logistics solutions to meet customers' specific requirements for transportation and related services, and arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. The logistics solutions include domestic and international freight forwarding and door-to-door delivery services using a wide range of transportation modes, including air, ocean, truck and rail. The Company also provides value-added services such as warehousing, inventory management, assembly, customs brokerage, distribution and installation for manufacturers and retailers of commercial and consumer products such as copiers, computers, pharmaceutical supplies, medical equipment, consumer durables and aviation products. The Company also specializes in arranging for the worldwide transportation of goods for major infrastructure projects, such as power plants, oil refineries, oil fields and mines, to lesser developed countries and remote geographic locations. In addition, the Company provides international and domestic relocation services through the Household Goods divisions ("HHG") of Bekins and Matrix.

In February 1998, the Company announced its new brand name: GeoLogistics. The corporation changed its identity March 1, 1998 and the business units will adopt the new name during the next eighteen months. Costs associated with the branding strategy include registration expenses and legal fees, collateral material and advertising and promotional expense. A Logistics Consulting Team has also been established in conjunction with the branding strategy to design, plan and implement supply chain programs for our customers and other strategic business opportunities. This team of supply chain technicians and project managers, has already had a positive impact on the development of logistics services contracts which are expected to materialize into additional revenue in the second half of 1998. An integral component of the

Company's strategic plan is to provide improved information technology to its customers as well as improved systems for its own operational and financial management purposes. Accordingly, the Company has committed to spend approximately $30 million to achieve this objective through 1999. Costs aggregating approximately $14.5 million related to these initiatives have been incurred from the fourth quarter of 1997 following the LIW Acquisition through June of 1998. The Company expects to spend approximately $15.5 million (which will be funded through a combination of cash provided from operations and borrowings under the existing bank credit facility) over the next one and one half years to conclude the implementation and integration of these systems. Related to these projects, the Company will also incur incremental expense for maintenance fees and additional systems programmers and technicians. Costs related to these three initiatives (branding, consulting and information technology) were initially incurred in the fourth quarter of 1997 following the LIW Acquisition, but further expansion, and expenditures, of all three initiatives were increased in 1998. These costs will be reported within the Selling, General and Administrative Expenses line on the Statement of Operations.

This Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in the material set forth herein as well as within this Quarterly Report generally (including any document incorporated by reference herein). Also, documents subsequently filed by the Company with the Securities and Exchange Commission may contain forward-looking statements. Actual results could differ materially from those projections in the forward-looking statements as a result of the risk factors identified herein or in other public filings by the Company, including but not limited to, the Company's Registration Statement on Form S-4 (File No. 333-42607).

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     REVENUES. The Company's revenues increased by approximately $185.8 million, to $371.2 million for the three months ended June 30, 1998 from $185.4 million for the three months ended June 30, 1997. Approximately $191.6 million of the increase related to the LIW Acquisition whose revenues have been impacted in 1998 by the temporary negative effect of strategically shifting to "owned" operations from agent representation in India and South Africa. In addition, Bekins High Value Product ("HVP")/Logistics revenues increased $6.1 million, or 25.2%, which was due primarily to increased volume from new customers as well as moderately higher prices. Matrix revenues also increased $1.9 million, or 12.1%, on higher volume in both project cargo and international relocation product lines. LEP Profit revenues declined $11.1 million, or 11.4% during this period primarily as a result of lower international forwarding volume as well as continued softness in domestic forwarding volume.

     NET REVENUES. Net revenues, which represent gross profit after deducting transportation and other direct costs, increased by approximately $52.7 million, to $93.4 million for the three months ended June 30, 1998 from $40.7 million for the same period in 1997. Net revenues as a percentage of revenues increased to 25.1% in 1998 from 21.9% for the same period in 1997 primarily due to a shift in product offerings to higher margin value-added services resulting from the acquisition of LIW. Net revenue increases are primarily the result of the LIW Acquisition ($52.9 million) and an increase in Bekins HVP/Logistics net revenues of $1.0 million, or 17.8%, due to higher revenue and improved capacity utilization on its Timelok logistics distribution system partially offset by a decline in net revenues at LEP Profit of $.9 million, or 4.2%, due to lower forwarding revenues.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $49.9 million, to $86.7 million for the three months ended June 30, 1998 from $36.8 million for the three months ended June 30, 1997. These expenses as a percentage of net revenues in 1998 increased to 92.9% from 90.4% for the same period in 1997 due to higher expenses for general corporate purposes in addition to specific corporate initiatives relating to the new branding strategy, the planned logistics consulting infrastructure team and strategic information technology projects. These corporate initiatives are in support of the new strategic focus of global branded integrated logistics solutions. Excluding the $1.3 million of costs related to the strategic corporate initiatives in 1998, other selling, general and administrative expenses as a percentage of net revenues increased in the period to 91.5% from 90.4%. Selling, general and administrative expenses relating to LIW operations amounted to $48.0 million of the increase from 1997. The remaining $1.9 million increase was primarily due to the strategic corporate initiatives previously discussed, sales and administrative infrastructure improvements and additions at Bekins HVP/Logistics, and start-up costs of approximately $.6 million for new company-owned operations in India and the Caspian Sea area of the Commonwealth of Independent States ("CIS").

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased 46.5% to $3.9 million for the three months ended June 30, 1998 compared to $7.3 million for the three months ended June 30, 1997. This decrease was despite an additional $1.0 million of depreciation and amortization from the LIW Acquisition. The remaining $4.4 million decrease was due to amortization of intangible assets (acquired in the 1996 acquisitions) that was completed by the end of 1997.

     OPERATING PROFIT. The Company recorded a $2.7 million operating profit for the three months ended June 30, 1998 compared to a $3.4 million operating loss for the three months ended June 30, 1997. These improved results were primarily due to lower amortization expense ($3.4 million) and the addition of operating results from LIW ($4.9 million), partially offset by increased corporate operating expenses ($2.4 million) in support of the strategic initiatives previously discussed.

Operating profit, excluding depreciation and amortization, and corporate expenses, improved $5.2 million to profit of $9.9 million for the three months ended June 30, 1998 compared to $4.7 million for the three months ended June 30, 1997. This improvement was primarily due to the LIW Acquisition and improved Bekins HVP/Logistics results.

     INTEREST EXPENSE, NET. Interest expense, net, increased by approximately $1.8 million, to $3.9 million for 1998 from $2.1 million for the three months ended June 30, 1997. The increase was associated with the issuance of the notes in October 1997 and higher levels of working capital-related borrowings.

     INCOME TAX BENEFIT. Income tax benefit was $0.3 million for the three months ended June 30, 1998 versus $2.7 million for the three months ended June 30, 1997. This decrease in benefit was the result of improved profitability in 1998 versus 1997.

     MINORITY INTERESTS. Interests held by minority shareholders in certain subsidiaries of LIW were $.2 million for the three months ended June 30, 1998, the period of LIW ownership by the Company.

     NET LOSS. Net loss improved by $1.8 million to $.9 million for the three months ended June 30, 1998 compared to $2.7 million for the same period of 1997. This improvement is due to operating profits resulting from the LIW Acquisition and lower amortization expense, partially offset by higher corporate expenses and increased interest expense.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     REVENUES. The Company's revenues increased by approximately $388.8 million, to $736.9 million for the six months ended June 30, 1998 from $348.1 million for the six months ended June 30, 1997. Approximately $383.3 million of the increase related to the LIW Acquisition whose revenues have been impacted in 1998 by the temporary negative effect of strategically shifting to "owned" operations from agent representation in India and South Africa. In addition, Bekins HVP/Logistics revenues increased $13.7 million, or 30.0% due primarily to increased volume from new customers. Matrix revenues also increased $4.6 million, or 14.5% on higher volume in both project cargo and international relocation product lines. Revenues at LEP Profit declined $11.7 million, or 6.3% due to lower domestic and international forwarding volumes.

     NET REVENUES. Net revenues, which represent gross profit after deducting transportation and other direct costs, increased by approximately $104.9 million, to $182.4 million for the six months ended June 30, 1998 from $77.5 million for the same period in 1997. Net revenues as a percentage of revenues increased to 24.8% in 1998 from 22.3% for the same period in 1997 primarily due to a shift in product offerings to higher margin value-added services resulting from the acquisition of LIW. Net revenue increases are primarily the result of the LIW Acquisition ($102.0 million). In addition, Bekins HVP/Logistics net revenues increased $2.9 million, or 29.5%, due to higher revenue and improved capacity utilization on its Timelok logistics distribution system.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $102.5 million, to $174.6 million for the six months ended June 30, 1998 from $72.1 million for the six months ended June 30, 1997. These expenses as a percentage of net revenues increased to 95.7% in 1998 from 92.9% for the same period in 1997 due to the higher expenses at LEP Profit and for general corporate purposes in addition to specific corporate initiatives relating to the new branding strategy, the planned logistics consulting infrastructure team and strategic information technology projects. These corporate initiatives are in support of the new strategic focus of global branded integrated logistics solutions. Excluding the $2.0 million of costs related to the strategic corporate initiatives, other selling, general and administrative expenses as a percentage of net revenues increased in the period to 94.6% from 92.9%. Selling, general and administrative expenses relating to the LIW operations amounted to $94.9 million of the increase from 1997. The remaining $7.6 million increase was primarily due to the strategic corporate initiatives previously discussed, sales and administrative infrastructure improvements and additions at LEP Profit and Bekins HVP/Logistics, and start-up costs of approximately $.6 million for new company owned operations in India and the Caspian Sea area of the CIS.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased 47.1% to $7.7 million for the six months ended June 30, 1998 compared to $14.6 million for the six months ended June 30, 1997 primarily as the result of a $8.7 million decrease that was due to amortization of intangible assets
(acquired in the 1996 acquisitions) that was completed by the end of 1997.   The
decrease was partially offset by an additional $1.8 million of depreciation and amortization resulting from the LIW Acquisition.

     OPERATING PROFIT. The Company recorded a $.1 million operating profit for the six months ended June 30, 1998 compared to a $9.1 million operating loss for the six months ended June 30, 1997. These improved results were due primarily to the operating profits of LIW ($5.3 million), lower amortization expense ($6.9 million) and increased operating profits at Bekins HVP/Logistics ($1.2 million), offset by increased Corporate operating expenses ($4.1 million) in support of the strategic initiatives previously discussed.

Operating profit, excluding depreciation and amortization, and corporate expenses, improved $6.3 million to operating profit of $13.2 million for the six months ended June 30, 1998 compared to $6.9 million for the six months ended June 30, 1997. This improvement was primarily due to the LIW Acquisition and improved Bekins HVP/Logistics results, partially offset by higher operating losses at LEP Profit. Improvement in operating results of LEP Profit has proved to require a longer timeframe than anticipated. A strategic review is now underway to identify initiatives to improve profitability.

     INTEREST EXPENSE, NET. Interest expense, net, increased by approximately $3.5 million, to $7.3 million for 1998 from $3.8 million for the six months ended June 30, 1997. The increase was associated with the issuance of the notes in October 1997 and higher levels of working capital-related borrowings.

     INCOME TAX BENEFIT. Income tax benefit for the six months ended June 30, 1998 decreased $2.5 million to $2.2 million versus $4.7 million for the first six months of 1997 as a result of improved profitability in 1998 versus 1997.

     MINORITY INTERESTS. Interests held by minority shareholders in certain subsidiaries of LIW of $.4 million for the six months ended June 30, 1998, the period of LIW ownership by the Company.

     NET LOSS. Net loss improved by $2.9 million to $5.3 million for the first six months of 1998 compared to $8.2 million for the same period of 1997. This improvement is due primarily to operating profits resulting primarily from the LIW Acquisition and lower amortization expense, partially offset by increased interest expense and slightly higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1998, net cash used by operating activities was $20.0 million. Cash used in investing activities was $13.8 million, which primarily consisted of strategic information technology related capital expenditures including the new Peoplesoft financial systems introduced to replace the multiple legacy systems at LEP Profit. Cash provided by financing activities was $20.4 million which primarily consisted of additional borrowings under the U.S. revolving line of credit and by certain foreign subsidiaries.

Within North America, the Company has utilized cash flows from operations and borrowings under its credit facilities to meet working capital requirements and to fund capital expenditures principally related to the improvement of information systems in support of the strategic information technology plan. At June 30, 1998, the Company had a working capital borrowing base under its credit facility of $84.4 million, $16.1 million outstanding working capital related borrowings and $30.3 million outstanding letter of credit commitments.

Total borrowings of LIW at June 30, 1998 were approximately $16.3 million, representing a combination of short and long-term borrowings and capital leases in local currencies in countries where LIW operates. Funding requirements have historically been satisfied by cash generated from operations and borrowings under various bank credit facilities. In connection with the LIW

Acquisition and the Company's existing credit facility, a certain amount of borrowing capacity is provided to LIW based upon the level of accounts receivable in the United Kingdom.

The Company expects to spend an additional $15.5 million over the next one and one half years to provide improved information technology to its customers as well as improved systems for its own operational and financial management purposes. Additionally, the Company will be required to pay approximately $1.1 million to complete the acquisition of the Italy operations during the same period. These initiatives are expected to be funded through bank borrowings under the existing credit facility and cash provided from operations. The Company believes that its current borrowing ability and cash from operations will be sufficient to meet the liquidity needs in the future.

     RECENT ACCOUNTING PRONOUNCEMENTS: In January 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP-98-1 (SOP) "Accounting for the Costs of Computer Software Developed or Planned for Internal Use" which sets forth standards for the capitalization of computer software costs as they relate to the development of internal systems. The SOP requires capitalization of computer software costs relating to direct costs of materials purchased and services consumed in developing internal use computer software and payroll and payroll related costs for employees who are directly associated with these projects. As part of the Company's strategic plan it expects to spend approximately $30 million on such internal systems related to the implementation and integration of its proprietary system for real time management of shipments and purchase of additional information systems hardware and software to enhance financial reporting and other operational activities. As a result, the Company has capitalized approximately $10.7 million of such costs through June 30, 1998. Capitalized costs of these projects will be amortized over their useful lives in accordance with the pronouncement.

     FOREIGN CURRENCY RISK MANAGEMENT. The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes and allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to minimize the impact of currency movements on certain existing commitments and anticipated foreign earnings. The Company may use a combination of financial instruments to manage these risks, including forward contracts or option related instruments. The principal currencies hedged are the British pound, German mark, Canadian dollar and some Asian currencies such as the Hong Kong dollar and Singapore dollar. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures for the next year. The gains and losses on these contracts are offset by changes in the value of the related exposures. At June 30, 1998 the Company had approximately $9.1 million in notional amounts of forward contracts and options outstanding. The credit and market risks under these agreements are not considered to be significant since the counterparties have high credit ratings. In addition, the net investment position in these forward contracts and options is not material.

It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for speculative purposes.

     YEAR 2000. In addition to the Company's strategic information technology projects previously discussed, the Company, as most other companies using computers in their operations, is in the process of addressing the Year 2000 problem. The Company is currently engaged in a comprehensive project to upgrade its information technology including hardware and software that will consistently and properly recognize the Year 2000. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant.

The Company will utilize both internal and external resources to reprogram or replace and test all of its software for Year 2000 compliance, and expects to complete the project in late 1999. The estimated cost for this project is approximately $1.1 million excluding the cost of new systems which will be capitalized. This cost is being funded through a combination of cash provided from operations and borrowings under the existing bank credit facilities and will be expensed in the period incurred. Failure by the company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on the Company's operations.

     RECENT EVENTS.  Problems associated with the opening of the new Hong
Kong airport in early July are having a significant negative impact on the air export volume of our Hong Kong subsidiary, our largest in Asia. Computer problems at the monopoly cargo handling company that controls all air cargo operations at the new Check Lap Kok airport have resulted in only minimal cargo volumes moving through the new airport by manual means. Our volumes, and those of other freight forwarders, were down approximately 50% in July. Customers are re-directing their sourcing to other countries so this lost shipping volume is not expected to be recovered. The computer problem is expected to be fixed by late August, however, air freight volumes will be reduced by 50% in August also, the start of the "peak season" in Hong Kong. While we anticipate the financial impact of this operational problem to be approximately $1 million in operating profits for the third quarter, it is expected to be completely offset by the operating profits of the Caribbean Air Services operation, acquired July 13, 1998.

                             PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, the Company presently believes that the outcome of any known pending or threatened legal proceeding or claim, or all of them combined, will not have a material adverse effect on its results of operations or consolidated financial position.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27 Financial Data Schedule (Filed electronically only).


     (b)  Reports on Form 8-K

          On June 15, 1998 the Company filed a current report on Form 8-K disclosing its intent to purchase substantially all of the assets and assume certain liabilities of Caribbean Air Services, Inc. ("CAS"), a wholly owned subsidiary of Amertranz Worldwide Holding Corporation.

          On July 22, 1998 the Company filed a current report on Form 8-K disclosing the consummation of the CAS purchase and the details of the related transaction.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GEOLOGISTICS CORPORATION

Date: August 14, 1998         By:  /s/ Roger E. Payton
                                 ------------------------------
                                       Roger E. Payton
                              President, Chief Executive Officer and Director


Date: August 14, 1998         By:  /s/ Gary S. Holter
                                 ------------------------------
                                      Gary S. Holter
                                  Chief Financial Officer