Form 10-Q
period 1998-09-30
GEOLOGISTICS CORP
filed 1998-11-13
CIK 1015527

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-42607

                            GEOLOGISTICS CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                          22-3438013
---------                                                        ------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)



                            13952 Denver West Parkway
                             Golden, Colorado 80401
                            ------------------------
              (Address of principal executive offices and Zip Code)



Registrant's telephone number, including area code: (303) 704-4400
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X   No
                                       ---

On November 12, 1998, the registrant had 2,128,893 outstanding shares of common stock, par value $.001 per share.

                            GEOLOGISTICS CORPORATION

                                TABLE OF CONTENTS
                               -------------------

Part I.    Financial Information                                           Page
-------    ----------------------                                          ----
           Item 1.  Financial Statements:
           ------
                    Condensed Consolidated Balance Sheets,
                    September 30, 1998 and December 31, 1997                3

                    Condensed Consolidated Statements of Operations
                    for the three months and nine months ended
                    September 30, 1998 and 1997                             5

                    Condensed Consolidated Statements of
                    Cash Flows for the nine months ended
                    September 30, 1998 and 1997                             6

                    Notes to the Condensed Consolidated Financial
                    Statements                                              7

           Item 2.  Management's Discussion and Analysis of
           ------   Financial Condition and Results
                    of Operations                                           15

Part II.   Other Information
--------   -----------------

           Item 1.  Legal Proceedings                                       26
           ------

           Item 2.  Changes in Securities                                   26
           -------

           Item 4.  Submission of Matter to a Vote of
           -------  Security Holders                                        26

           Item 6.  Exhibits and Reports on Form 8-K                        26
           ------


                          PART I. FINANCIAL INFORMATION
                      --------------------------------------
                            GEOLOGISTICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                      --------------------------------------


                                                SEPTEMBER 30,       DECEMBER 31,
                                                    1998                1997
                                                -------------       ------------
Current assets:
   Cash and cash equivalents                        $ 14,362          $  37,909
   Accounts receivable:
      Trade, net                                     278,715            250,006
      Other                                           10,564             11,139
   Deferred income taxes                               9,761              6,528
   Prepaid expenses                                   12,772             14,150
                                                    --------           --------
      Total current assets                           326,174            319,732
                                                     -------            -------

Property and equipment, at cost                      105,620             67,433
Accumulated depreciation                             (17,891)            (8,360)
                                                     -------          ---------
Net property and equipment                            87,729             59,073
                                                     -------           --------

Notes receivable, less current portion                 1,785              2,329
Deferred income taxes                                 24,513             20,861
Goodwill, net                                         79,165             54,397
Intangible assets, net                                11,563             12,213
Other assets                                          18,139             17,161
                                                     -------           --------
                                                    $549,068           $485,766
                                                     =======            =======



   See accompanying notes to the condensed consolidated financial statements.


                            GEOLOGISTICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                   ------------------------------------------


                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     1998            1997
                                                                 -----------    -------------
Current liabilities:
    Accounts payable                                                 $116,389      $122,281
    Accrued expenses                                                  154,530       165,098
    Income taxes payable                                               10,659         5,993
    Current portion of long term debt                                  12,598         8,437
                                                                     --------      --------

       Total current liabilities                                      294,176       301,809

Long-term debt, less current portion                                  169,045       112,790
Other noncurrent liabilities                                           52,095        46,647
                                                                     --------      --------
       Total liabilities                                              515,316       461,246
                                                                      -------       -------

Minority interest                                                       2,666         1,601

Stockholders' equity:
    Preferred stock (15,000 shares authorized and issued)              14,550             -
    Common stock ($.001 par value 5,000,000 shares authorized,
      2,128,893 and 2,074,226 shares issued)                                2             2
    Additional paid-in-capital                                         54,229        52,291
    Accumulated deficit                                               (36,671)      (28,902)
    Notes receivable from stockholders                                   (190)         (357)
    Cumulative translation adjustments                                   (834)         (115)
                                                                   ----------    ----------

       Total stockholders' equity                                      31,086        22,919
                                                                     --------      --------

                                                                     $549,068      $485,766
                                                                     --------      --------
                                                                     --------      --------

   See accompanying notes to the condensed consolidated financial statements.


                            GEOLOGISTICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                --------------------------------------------------
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  THREE-MONTHS                      NINE-MONTHS
                                                              ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                          --------------------------------------------------------------
                                                             1998               1997           1998              1997
                                                             ----               ----           ----              ----
Revenues                                                   $387,968           $202,040      $1,124,843         $550,141

Transportation and other direct costs                       292,855            161,914         847,335          436,466
                                                           --------           --------       ---------         --------
Net revenues                                                 95,113             40,126         277,508          113,675

Selling, general and administrative expenses                 91,020             37,588         265,650          105,659
Depreciation and amortization                                 3,847              7,557          11,560           22,138
                                                          ---------         ----------       ---------         --------

Operating profit (loss)                                         246             (5,019)            298          (14,122)

Interest expense, net                                        (4,761)            (1,938)        (12,098)          (5,765)
Other income                                                    (32)                21             114               88
                                                         ----------       ------------     -----------      -----------

Loss before income taxes and minority interest               (4,547)            (6,936)        (11,686)         (19,799)

Income tax benefit                                           (2,267)            (1,845)         (4,503)          (6,546)
                                                           --------         ----------      ----------        ---------

Loss before minority interest                                (2,280)            (5,091)         (7,183)         (13,253)

Minority interest                                              (213)                 -            (586)               -
                                                          ---------      -------------     -----------    -------------

Net loss                                                 $   (2,493)       $    (5,091)    $    (7,769)    $    (13,253)

Preferred stock dividend                                        438                                438
                                                          ---------      -------------     -----------    -------------

Loss applicable to common stock                          $   (2,931)                       $    (8,207)
                                                          ---------      -------------     -----------    -------------
                                                          ---------      -------------     -----------    -------------

Basic loss per common share                              $    (1.38)       $     (2.47)    $     (3.88)    $      (6.48)
                                                          ---------      -------------     -----------    -------------
                                                          ---------      -------------     -----------    -------------
Diluted loss per common share                            $    (1.38)       $     (2.47)    $     (3.88)    $      (6.48)
                                                          ---------      -------------     -----------    -------------
                                                          ---------      -------------     -----------    -------------

Weighted average number of common and
  common equivalent shares outstanding                    2,128,893          2,064,154       2,117,806        2,044,800
                                                          ---------      -------------     -----------    -------------
                                                          ---------      -------------     -----------    -------------



   See accompanying notes to the condensed consolidated financial statements.



                            GEOLOGISTICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -------------------------------------------------
                                (IN THOUSANDS)


                                                                           NINE-MONTHS
                                                                        ENDED SEPTEMBER 30,
                                                                  ---------------------------------
                                                                      1998                1997
                                                                   ----------           ------
Cash flows from operating activities:
    Net loss                                                        $ (7,769)          $(13,253)
    Adjustments to reconcile net loss
       to net cash from operating activities:
         Depreciation and amortization                                11,560             22,138
         Deferred income tax benefit                                  (6,885)            (8,638)
         Changes in current assets and liabilities, net              (38,567)            (9,542)
         Other, net                                                   (2,729)            (2,432)
                                                                   ---------           --------
       Net cash from operating activities                            (44,390)           (11,727)

Cash flows from investing activities:
    Purchases of property, equipment and software                    (22,885)            (5,551)
    Proceeds from the sale of net assets held for sale                     -              7,036
    Business acquisitions, net of cash acquired                      (26,299)              (433)
                                                                   ---------          ---------
       Net cash from investing activities                            (49,184)             1,052

Cash flows from financing activities:
    Proceeds from revolving line of credit                           118,500             85,900
    Payments on revolving line of credit                             (82,400)           (72,500)
    Proceeds from long-term debt/capital leases                       32,500                  -
    Payments on long-term debt/capital leases                        (14,934)            (4,038)
    Proceeds from issuance of preferred common stock                  14,550                  -
    Proceeds from issuance of common stock                             1,673              2,326
    Repurchase of common stock                                           (20)              (501)
    Other, net                                                           158                  -
                                                                  ----------       ------------
Net cash from financing activities                                    70,027             11,187
                                                                    --------           --------
Net change in cash and cash equivalents                              (23,547)               512
Cash and cash equivalents of acquired companies                            -             22,188
Cash and cash equivalents, beginning of period                        37,909              3,424
                                                                    --------           --------
Cash and cash equivalents, end of period                           $  14,362           $ 26,124
                                                                    ========            =======

Supplemental cash flow information:
    Interest paid during the period                                $   8,601           $  3,311
    Income taxes paid during the period                            $   2,116           $    703

    Noncash common stock transactions                              $       -           $    207
    Noncash warrant transactions                                   $   1,080           $      -
    New capital leases                                             $   7,541           $      -


   See accompanying notes to the condensed consolidated financial statements.


                            GEOLOGISTICS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           -----------------------------------------------------------
                        (IN THOUSANDS, EXCEPT SHARE DATA)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in GeoLogistics Corporation's (formerly known as International Logistics Limited) ("Company") Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 28, 1998 ("Form S-4"). The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals and eliminations) which are, in the opinion of management, necessary for a fair presentation in accordance with generally accepted accounting principles of the condensed consolidated financial statements for the periods shown. Certain amounts for prior years have been reclassified to conform with current year financial statement presentations. Significant accounting policies followed by the Company are included in Note 1 to the audited consolidated financial statements in the Company's Form S-4. Results of operations for the nine months ended September 30, 1998 may not be indicative of the results to be expected for the full year.

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

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     ----------------------------------------------------------------------
                        (IN THOUSANDS, EXCEPT SHARE DATA)

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

EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share" at December 31, 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed under the treasury stock method using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding warrants to purchase common stock. Incremental shares from options were not used in the calculation of diluted loss per common share due to their antidilutive effect.

NOTE 2. ACQUISITIONS

On July 13, 1998, the Company purchased substantially all of the operating assets and assumed certain of the liabilities of Caribbean Air Services, Inc., a Delaware corporation ("CAS"), and wholly-owned subsidiary of Amertranz Worldwide Holding Corp., a Delaware corporation ("Holding"), for aggregate cash consideration of $27 million. CAS is a provider of air logistics services between the United States, Puerto Rico, and the Dominican Republic. The purchase price, which was determined by the parties through arm's length negotiations, was funded by a combination of borrowings under a $15 million credit agreement (the "New Credit Facility") and proceeds from the private placement of the Company's Series A Participating Preferred Stock (the "Preferred Stock").

On July 13, 1998 the Company borrowed $15 million pursuant to the New Credit Facility executed July 10, 1998 by and among the Company and ING (U.S.) Capital Corporation. The loan is unsecured and is evidenced by promissory notes in aggregate principal amount of $15 million due October 15, 2007. Borrowings under the facility are guaranteed by certain direct and indirect subsidiaries of the Company, each of which is either a borrower or guarantor under the Company's existing loan agreement or its 9 3/4% Senior Notes due 2007. At the Company's option, interest will accrue on the loan with reference to either the average of prime commercial lending (or equivalent) rates publicly announced by certain banks

                            GEOLOGISTICS CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          ------------------------------------------------------------
                       (IN THOUSANDS, EXCEPT SHARE DATA)


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

On July 13, 1998, the Company sold 11,000 and 4,000 shares of Preferred Stock to OCM Principal Opportunities Fund L.P., and Logistical Simon, L.L.C., respectively (the "Investors"), for aggregate consideration of $14.6 million. The Preferred Stock has a liquidation value of $1,000 per share and was sold to the Investors for $970 per share. The holders of the Preferred Stock are entitled to payment of quarterly dividends when, as and if declared by the board of directors of the Company in amounts ranging from $30.00 per share per quarter to $45.00 per share per quarter, which amount shall be determined based upon the occurrence of certain events that are specified in the Certificate of Designation relating to the Preferred Stock. Dividends on the Preferred Stock will accrue and be fully cumulative (whether or not declared) and will bear interest at rates ranging from 14% per annum to 18% per annum, depending upon the occurrence of certain events that are specified in the Certificate of Designation. Upon redemption of the Preferred Stock or liquidation of the Company, the holders of Preferred Stock will be entitled to receive the following for each share of Preferred Stock held by such holder: (i) (a) $1,000, representing the liquidation preference of the Preferred Stock plus (b) all accrued and unpaid dividends, whether or not declared multiplied by (c) the applicable liquidation or redemption premium, and (ii) either ten shares of common stock of the Company or the amount of the fair market value of ten shares of common stock of the Company. The Preferred Stock has no mandatory redemption feature and ranks senior to the Common Stock of the Company for

                            GEOLOGISTICS CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          ------------------------------------------------------------
                        (IN THOUSANDS, EXCEPT SHARE DATA)


payment of dividends and upon liquidation. The Company intends to make a rights offering of the preferred stock during the fourth quarter to its existing security holders in accordance with the terms of the certificate of incorporation.

The operating results of CAS have been included in the consolidated statements of operations since the date of acquisition. Goodwill of approximately $26.3 million is being amortized over twenty-five years.

Pro forma unaudited operating results assuming the CAS acquisition was made on January 1, 1998 and adjusting for goodwill amortization and additional interest on long-term debt are as follows:

                                                            NINE-MONTHS ENDED
                                                           SEPTEMBER 30, 1998
                                                          --------------------
Revenues                                                         $1,153,278
Net revenues                                                        288,033
Operating income                                                      8,614
Net loss                                                             (3,547)



In January 1998, the Company purchased additional shares in its Italian affiliate which increased its investment to 51%. As a result the Company consolidated the financial statements of Italy (which include approximately $13 million in property and equipment and $2.0 million of long term debt) in the first quarter of 1998 and recorded a liability related to the minority interest it does not own. In July 1998, the Company again purchased additional shares of this affiliate increasing its investment to 72%. It is the Company's intention to complete the purchase of the remaining 28% of the Italian operations over the next two years for approximately $1.0 million.

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    -----------------------------------------------------------------------
                        (IN THOUSANDS, EXCEPT SHARE DATA)

On September 30, 1997, the Company increased its holdings of LIW's common stock, a United Kingdom based international freight forwarder with operations primarily in Europe and Asia, to 75.2% from 33.3%. In December 1997, the Company acquired LIW's remaining outstanding common stock and acquired and retired LIW's outstanding preferred stock the "LIW Acquisition." The transaction has been accounted for under the purchase method of accounting and the operating results of LIW have been included in the Company's consolidated statements of operations since September 30, 1997.

NOTE 3. LONG-TERM DEBT

In October 1997, the Company issued and sold $110.0 million in aggregate principal amount of its 9 3/4% senior notes (the "Old" notes) which were due October 15, 2007, and were general unsecured obligations of the Company. The Old notes were fully and unconditionally guaranteed on a joint and several senior basis by all existing and future domestic Restricted Subsidiaries (as defined in the indenture relating to the Notes). Three of the Company's domestic subsidiaries hold as their sole assets all of the issued and outstanding equity interests of the Company's direct non-guarantor foreign subsidiaries.

On April 28, 1998 the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to exchange the Old notes for an equal amount of newly issued and registered 9 3/4 % Senior Notes due 2007 ("New" notes). The exchange offer was completed on June 1, 1998. The form and term of the New notes is substantially identical to those of the Old notes except that the New notes have been registered under the Securities Act of 1933.

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     ----------------------------------------------------------------------
                        (IN THOUSANDS, EXCEPT SHARE DATA)


NOTE 3. LONG-TERM DEBT (CONTINUED)

The following is condensed combined financial information of guarantor and non-guarantor subsidiaries:


                                                          BALANCE SHEET AS OF SEPTEMBER 30, 1998
                                               ---------------------------------------------------------------
                                                 PARENT   GUARANTOR    NON-GUARANTOR
                                                COMPANY  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS    COMBINED
                                                -------  ------------   ------------  ------------    --------
Cash and cash equivalents................... $     95   $     813      $ 13,454              --      $  14,362
Accounts receivable--trade, net.............       --     111,231       167,484              --        278,715
Property, net...............................   15,965      13,109        58,655              --         87,729
Intangible assets, net......................    8,992      78,915         3,773       $    (952)        90,728
Other assets................................    6,172      31,963        39,399              --         77,534
Investments in subsidiaries.................   88,962          --            --         (88,962)            --
                                             --------   ---------      --------       ---------       --------
Total assets..............................   $120,186   $ 236,031      $282,765       $ (89,914)      $549,068
                                             --------   ---------      --------       ---------       --------
                                             --------   ---------      --------       ---------       --------

Current liabilities......................... $  6,405   $  99,580      $203,643         (15,452)      $294,176
Long-term debt..............................  162,049       1,366         5,630              --        169,045
Other noncurrent liabilities................      438       6,071        48,252              --         54,761
Intercompany accounts....................... (105,328)     93,665           647          11,016             --
Stockholders' equity........................   56,622      35,349        24,593         (85,478)        31,086
                                             --------   ---------      --------       ---------       --------

 Total liabilities and stockholders' equity  $120,186   $ 236,031      $282,765       $ (89,914)      $549,068
                                             --------   ---------      --------       ---------       --------
                                             --------   ---------      --------       ---------       --------


                                            STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                            ----------------------------------------------------------------------
                                                 PARENT   GUARANTOR    NON-GUARANTOR
                                                COMPANY  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS    COMBINED
                                             ----------  -------------  ------------  ------------    --------

Revenues....................................         --    $489,094      $755,170      $ (119,421)  $1,124,843
Transportation and other direct costs.......         --     376,311       590,445        (119,421)     847,335
Operating expenses..........................    $ 7,628     112,825       156,757              --      277,210
                                                -------    --------      --------      ----------   ----------
  Operating profit (loss)...................     (7,628)        (42)        7,968              --          298
Interest and other, net.....................     (1,930)     (8,397)       (1,657)             --      (11,984)
Income tax provision (benefit)..............     (5,526)     (2,333)        3,356              --       (4,503)
Minority interest...........................         --          --          (586)             --         (586)
                                                -------    --------      --------      ----------   ----------

  Net (loss) income.........................    $(4,032)   $ (6,106)     $  2,369      $       --   $   (7,769)
                                                -------    --------      --------      ----------   ----------
                                                -------    --------      --------      ----------   ----------

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                             STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                             ----------------------------------------------------------------------
                                                 PARENT   GUARANTOR    NON-GUARANTOR
                                                COMPANY  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS    COMBINED
                                                -------  ------------   ------------  ------------   ----------
Cash flows from:
  Operating activities.......................  $(35,039)  $ (5,818)     $  (3,533)           --      $(44,390)
  Investing activities.......................   (10,477)   (32,562)        (6,145)           --       (49,184)
  Financing activities.......................    38,033     36,917         (4,923)           --        70,027
                                               --------   --------      ---------      --------      --------
Net change in cash and cash equivalents......    (7,483)    (1,463)       (14,601)           --       (23,547)
Cash and cash equivalents, beginning of
  period.....................................     7,578      2,276         28,055            --        37,909
                                               --------   --------      ---------      --------      --------
Cash and cash equivalents, end of period.....  $     95   $    813      $  13,454            --      $ 14,362
                                               --------   --------      ---------      --------      --------
                                               --------   --------      ---------      --------      --------

NOTE 4.  SEGMENT INFORMATION

The Company operates in a single business segment providing worldwide logistics solutions to meet customers' specific requirements for transportation and related services by arranging and monitoring all aspects of material flow activities utilizing advanced information technology systems.

Information regarding the Company's operations by geographic region is summarized below.


                                         U.S AND
                                         CANADA      EUROPE      ASIA    CORPORATE     ELIMINATIONS  CONSOLIDATED
                                        ---------   ---------  --------  ----------    ------------  ------------
NINE MONTHS ENDED SEPTEMBER 30, 1998
Total revenue.........................  $557,294    $499,635  $187,335         --       $(119,421)   $1,124,843
Transactions between regions..........    43,933      41,970    33,518         --        (119,421)           --
Revenues from customers...............   513,361     457,665   153,817         --              --     1,124,843
Net revenues .........................   125,028     115,230    37,250         --              --       277,508
Operating profit (loss)...............     2,293       2,751     3,311    $(8,057)             --           298
Long-lived assets.....................    15,936      48,300     5,796     17,697                        87,729

NINE MONTHS ENDED SEPTEMBER 30, 1997
Total revenue.........................  $550,141          --        --         --              --      $550,141
Transactions between regions..........        --          --        --         --              --             -
Revenues from customers...............   550,141          --        --         --              --       550,141
Net revenues..........................   113,675          --        --         --              --       113,675
Operating profit (loss)...............   (11,595)         --        --    $(2,527)             --       (14,122)
Long-lived assets.....................    20,919      29,036     5,764      1,051              --        56,770



                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     ----------------------------------------------------------------------
                        (IN THOUSANDS, EXCEPT SHARE DATA)

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion and analysis relates to the results of operations of the Company for the three months and nine months ended September 30, 1998 and 1997, and should be read in conjunction with the condensed consolidated financial statements of the Company included elsewhere in this report.

The Company is one of the largest non-asset-based providers of global logistics and transportation services headquartered in the United States based on revenues for 1997 and after giving pro forma effect to the LIW and CAS Acquisitions. The Company's primary business operations involve obtaining shipment or material orders from customers, creating and delivering a wide range of logistics solutions to meet customers' specific requirements for transportation and related services, and arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. The logistics solutions include domestic and international freight forwarding and door-to-door delivery services using a wide range of transportation modes, including air, ocean, truck and rail. The Company also provides value-added services such as warehousing, inventory management, assembly, customs brokerage, distribution and installation for manufacturers and retailers of commercial and consumer products such as copiers, computers, medical equipment, consumer durables and aviation products. The Company also specializes in arranging for the worldwide transportation of goods for major infrastructure projects, such as power plants, oil refineries, oil fields and mines, to lesser developed countries and remote geographic locations. In addition, the Company provides international and domestic relocation services through the Household Goods divisions ("HHG") of Bekins and GeoLogistics Services.

In February 1998, the Company announced its new brand name: GeoLogistics. The corporation changed its name on March 1, 1998 and the Company's business units adopted the new name on September 15, 1998. Below are the new names for the Company's business units:


   NEW GEOLOGISTICS NAME                           FORMER NAME
-----------------------------                    ------------------
GeoLogistics Europe                               LIW Europe
GeoLogistics Asia Pacific                         LIW Asia Pacific
GeoLogistics Americas                             LEP Profit
GeoLogistics Air Services                         Caribbean Air Services
GeoLogistics Network Solutions                    Bekins HVP/Logistics
GeoLogistics Services                             Matrix
Bekins Van Lines LLC                              HHG division name is unchanged


Costs associated with the branding strategy include registration expenses and legal fees, collateral material and advertising and promotional expense. A Logistics Consulting Team has also been established in conjunction with the branding strategy to design, plan and implement supply chain programs for our customers and other strategic business opportunities. An integral component of the Company's strategic plan is to provide improved information technology to its customers as well as improved systems for its own operational and financial management purposes. Accordingly, the Company has committed to spend approximately $30 million to achieve this objective through 1999. Costs aggregating approximately $16.0 million related to these initiatives have been incurred from the fourth quarter of 1997 following the LIW Acquisition through September 1998. The Company expects to spend approximately $14.0 million (which will be funded through a combination of cash provided from operations and borrowings under the existing bank credit facility) over the next fifteen months to conclude the implementation and integration of these systems. Related to these projects, the Company will also incur incremental expense for maintenance fees and additional systems programmers and technicians. Costs related to these three initiatives (branding, consulting and information technology) were initially incurred in the fourth quarter of 1997 following the LIW Acquisition, but further expansion, and expenditures, of all three initiatives were increased in 1998. These costs are reported within the Selling, General and Administrative Expenses line on the Statement of Operations.

This Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in the material set forth herein as well as within this Quarterly Report generally (including any document incorporated by reference herein). Also, documents subsequently filed by the Company with the Securities and Exchange Commission may contain forward-looking statements. Actual results could differ materially from those projections in the forward-looking statements as a result of the challenges and uncertainties inherent in successfully implementing its branding, information technology and cost reduction strategies and the other risk factors identified herein or in other public filings by the Company, including but not limited to, the Company's Registration Statement on Form S-4 (File No. 333-42607) such as risks relating to the Company's leverage and ability to service its debt obligations, challenges presented by integration of recent acquisitions, risks associated with international operations and currency fluctuations and risks related to information technology implementation and integration.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

    REVENUES. The Company's revenues increased by approximately $185.9 million, to $388.0 million for the three months ended September 30, 1998 from $202.0 million for the three months ended September 30, 1997. Revenues for 1998 include approximately $195.6 million related to the LIW Acquisition whose revenues have been impacted in 1998 by the temporary negative effect of strategically shifting to "owned" operations from agent representation in India and South Africa. Also contributing additional revenue in the quarter was the Air Services Acquisition of $18.8 million. In addition, Network Solutions revenues increased $3.0 million, or 13.0%, which was due primarily to increased volume from new customers. Americas business unit revenues declined $28.2 million, or 27.6% during this period primarily as a result of lower international forwarding volume as well as continued softness in domestic forwarding volume. Additionally, Americas business between the U.S. and Puerto Rico was shifted to the management of Air Services during the quarter which accounted for $8.1 million of the decrease.

    NET REVENUES. Net revenues, which represent gross profit after deducting transportation and other direct costs, increased by approximately $55.0 million, to $95.1 million for the three months ended September 30, 1998 from $40.1 million for the same period in 1997. Net revenues as a percentage of revenues increased to 24.5% in 1998 from 19.9% for the same period in 1997 primarily due to a shift in product offerings to higher margin value-added services resulting from the acquisition of LIW. Net revenue increases are primarily the result of the LIW Acquisition ($50.4 million), the Air Services Acquisition ($5.7 million), and an increase in Network Solutions net revenues of $0.8 million, or 17.2%.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $53.4 million, to $91.0 million for the three months ended

September 30, 1998 from $37.6 million for the three months ended September 30, 1997. These expenses as a percentage of net revenues in 1998 increased to 95.7% from 93.7% for the same period in 1997 due to higher expenses for general corporate purposes in addition to specific corporate initiatives relating to the new branding strategy, the logistics consulting infrastructure team and strategic information technology projects. These corporate initiatives are in support of the new strategic focus of global branded integrated logistics solutions and amounted to $1.0 million. The Company also incurred $1.1 million of operational and information technology start-up costs in the period ended September 30, 1998 related to new supply chain and logistics management contractual service agreements. Excluding the $1.0 million of costs related to the strategic corporate initiatives and the $1.1 million customer start-up costs, other selling, general and administrative expenses as a percentage of net revenues decreased in the period to 93.5% from 93.7%. Selling, general and administrative expenses relating to LIW and Air Services operations amounted to $51.1 million of the increase from 1997. The remaining $2.3 million increase was primarily due to the strategic corporate initiatives and customer start-up costs previously discussed, and costs of approximately $.5 million relating to the start-up of new company-owned operations in India and the Caspian Sea area of the Commonwealth of Independent States ("CIS").

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased 49.1% to $3.8 million for the three months ended September 30, 1998 compared to $7.6 million for the three months ended September 30, 1997. This decrease was despite an additional $1.6 million of depreciation and amortization from the LIW and AirServices Acquisitions. The remaining $5.4 million decrease was due to amortization of intangible assets (acquired in the 1996 acquisitions) that was completed by the end of 1997.

    OPERATING PROFIT. The Company recorded a $0.2 million operating profit for the three months ended September 30, 1998 compared to a $5.0 million operating loss for the three months ended September 30, 1997. These improved results were primarily due to lower amortization expense ($3.7 million) and the addition of operating results from LIW and Air Services ($5.1 million), partially offset by increased corporate operating expenses, costs associated with the strategic initiatives previously discussed, customer start-up costs and increased losses at the Americas business unit.

Operating profit, excluding depreciation and amortization, and corporate expenses, improved $5.0 million to profit of $6.3 million for the three months ended September 30, 1998 compared to $1.3 million for the three months ended September 30, 1997. This improvement was primarily due to the AirServices and LIW Acquisitions partially offset by higher operating losses at Americas business unit. Improvement in operating results of Americas business unit has proved to require a longer timeframe than anticipated. A strategic review has been undertaken to identify initiatives to improve profitability. Action plans to reduce costs are currently being finalized with some initiatives already underway. Once finalized, the Company may incur some charges in connection with these activities.

Operating profit for the three months ended September 30, 1998 includes results of the Air Services business unit since its acquisition on July 13 as well as synergies related to operational efficiencies from their effective date in the same period. These synergies related to consolidation of aircraft lift and related aircraft operating expenses between Air Services and Americas business units as well as similar consolidation cost benefits of Puerto Rico operations bases. Had the acquisition and all related synergy initiatives been completed as of July 1, 1998, operating profit would have been estimated to increase approximately $1.0 million in the three months ended September 30, 1998 representing historical results of Caribbean Air Services, benefit of synergy activities, and no increase in revenues.

    INTEREST EXPENSE, NET. Interest expense, net, increased by approximately $2.8 million, to $4.7 million for 1998 from $1.9 million for the three months ended September 30, 1997. The increase was associated with the issuance of the old Notes in October 1997, borrowings of the $15 million debt under the New Credit Facility related to the Air Services Acquisition, and higher levels of working capital-related borrowings.

    INCOME TAX BENEFIT. Income tax benefit was $2.3 million for the three months ended September 30, 1998 versus $1.8 million for the three months ended September 30, 1997. The effective tax rate was 50% for the three months ended September 30, 1998 versus 27% for the same period in the prior year as a result of improved foreign profitability in 1998 versus 1997 resulting in the utilization of net operating loss carryforwards.

    MINORITY INTERESTS. Interests held by minority shareholders in certain foreign subsidiaries were $0.2 million for the three months ended
September 30, 1998, the period of ownership by the Company.

    NET LOSS. Net loss improved by $2.6 million to $2.5 million for the three months ended September 30, 1998 compared to $5.1 million for the same period of 1997. This improvement is due to operating profits resulting from the LIW and Air Services Acquisitions and lower amortization expense, partially offset by higher corporate expenses, customer start-up costs and increased interest expense.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

    REVENUES. The Company's revenues increased by approximately $574.7 million, to $1,124.8 million for the nine months ended September 30, 1998 from $550.1 million for the nine months ended September 30, 1997. Approximately $579.0 million of the increase related to the LIW Acquisition whose revenues have been impacted in 1998 by the temporary negative effect of strategically shifting to "owned" operations from agent representation in India and South Africa. Also contributing additional revenue in the period was the Air Services Acquisition of $18.8 million. In addition, Network Solutions revenues increased $16.7 million, or 24.3% due primarily to increased volume from new customers. Services business unit revenues also increased $4.0 million, or 8.0% on higher volume in both project cargo and international relocation product lines. Revenues at Americas business unit declined $40.0 million, or 13.9% due to lower domestic and international forwarding volumes. Additionally, Americas business between the U.S. and Puerto Rico was shifted to the management of Air Services during the third quarter which accounted for $8.1 million of the decrease.

    NET REVENUES. Net revenues, which represent gross profit after deducting transportation and other direct costs, increased by approximately $163.8 million, to $277.5 million for the nine months ended September 30, 1998 from $113.7 million for the same period in 1997. Net revenues as a percentage of revenues increased to 24.7% in 1998 from 20.7% for the same period in 1997 primarily due to a shift in product offerings to higher margin value-added services resulting from the acquisition of LIW. Net revenue increases are primarily the result of the LIW Acquisition ($152.5 million) and the Air Services Acquisition ($5.7 million). In addition, Network Solutions net revenues increased $3.7 million, or 25.5%, due to higher revenue.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $160.0 million, to $265.7 million for the nine months ended September 30, 1998 from $105.7 million for the nine months ended September 30, 1997. These expenses as a percentage of net revenues increased to 95.7% in 1998 from 92.9% for the same period in 1997 due to the higher expenses at Americas business unit and for general corporate purposes in addition to specific corporate initiatives relating to the new branding strategy, the logistics consulting infrastructure team and strategic information technology projects. These corporate initiatives are in support of the new strategic focus of globally branded integrated logistics solutions which amounted to $3 million. The Company also incurred $1.2 million of operational and information technology start-up costs in the period ended September 30, 1998 related to new supply chain and logistics management contractual service agreements. Excluding the $3.0 million of costs related to the strategic corporate initiatives and the $1.2 million customer start-up costs, other selling, general and administrative expenses as a percentage of net revenues increased in the period to 94.2% from 92.9%. Selling, general and administrative expenses relating to the LIW and Air Services Acquisitions amounted to $146.1 million of the increase from 1997. The remaining $13.9 million increase was primarily due to the strategic corporate initiatives previously discussed, sales and administrative infrastructure improvements and additions at Americas business unit and Network Solutions, customer start-up costs, and costs of approximately $1.1 million for start-up costs relating to new company owned operations in India and the Caspian Sea area of the CIS.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased 47.8% to $11.6 million for the nine months ended September 30, 1998 compared to $22.1 million for the nine months ended September 30, 1997 primarily as the result of a $13.9 million decrease that was due to amortization of intangible assets (acquired in the 1996 acquisitions) that was completed by the end of 1997. The decrease was partially offset by an additional $3.4 million of depreciation and amortization resulting from the LIW and Air Services Acquisitions.

    OPERATING PROFIT. The Company recorded a $0.3 million operating profit for the nine months ended September 30, 1998 compared to a $14.1 million operating loss for the nine months ended September 30, 1997. These improved results were due primarily to the operating profits of LIW and Air Services ($12.1 million), lower amortization expense ($10.6 million) and increased operating profits at Network Solutions ($1.0 million), offset by increased corporate operating expenses, costs associated with the strategic initiatives previously discussed, customer start-up costs and increased losses at the Americas business unit.

Operating profit, excluding depreciation and amortization, and corporate expenses, improved $10.8 million to profit of $19.1 million for the nine months ended September 30, 1998 compared to $8.3 million for the nine months ended September 30, 1997. This improvement was primarily due to the LIW and Air Services Acquisitions and improved Network Solutions results, partially offset by higher operating losses at Americas business unit. Improvement in operating results of Americas business unit has proved to require a longer timeframe than anticipated. A strategic review has been undertaken to identify initiatives to improve profitability. Action plans to reduce costs are currently being finalized with some initiatives already underway. Once finalized, the Company may incur some charges in connection with these activities.

Operating profit for the nine months ended September 30, 1998 includes results of the Air Services business unit since its acquisition on July 13 as well as synergies related to operational efficiencies from their effective date in the same period. These synergies related to consolidation of aircraft lift and related aircraft operating expenses between Air Services and Americas business unit as well as similar consolidation cost benefits of Puerto Rico operations bases. Had the acquisition and all related synergy initiatives been completed as of January1, 1998, operating profit would have been estimated to increase approximately $8.3 million in the nine months ended September 30, 1998 representing historical results of Caribbean Air Services, benefit of synergy activities, and no increase in revenues.

    INTEREST EXPENSE, NET. Interest expense, net, increased by approximately $6.3 million, to $12.1 million for 1998 from $5.8 million for the nine months ended September 30, 1997. The increase was associated with the issuance of the notes in October 1997, issuance of the $15 million debt related to the Air Services Acquisition and higher levels of working capital-related borrowings.

    INCOME TAX BENEFIT. Income tax benefit for the nine months ended September 30, 1998 decreased $2.0 million to $4.5 million versus $6.5 million for the first nine months of 1997. The effective tax rate was 38% for the nine months ended September 30, 1998 versus 33% for the same period in 1997 as a result of improved foreign profitability in 1998 versus 1997.

    MINORITY INTERESTS. Interests held by minority shareholders in certain foreign subsidiaries were $0.6 million for the nine months ended September 30, 1998, the period of ownership by the Company.

    NET LOSS. Net loss improved by $5.5 million to $7.8 million for the first nine months of 1998 compared to $13.3 million for the same period of 1997. This improvement is due primarily to operating profits resulting primarily from the LIW and Air Services Acquisitions and lower amortization expense, partially offset by increased interest expense, higher corporate operating expenses and customer start-up costs.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1998, net cash used by operating activities was $44.4 million. Cash used in investing activities was $49.2 million, which primarily consisted of the acquisition of Air Services and strategic information technology related capital expenditures including the new Peoplesoft financial systems introduced to replace the multiple legacy systems at the Americas business unit. Cash provided by financing activities was $70.0 million which primarily consisted of additional borrowings under the U.S. revolving line of credit and by certain foreign subsidiaries, funds borrowed pursuant to the acquisition of Air Services and the sale of preferred stock.

Within North America, the Company has utilized cash flows from operations and borrowings under its credit facilities to meet working capital requirements and to fund capital expenditures principally related to the improvement of information systems in support of the strategic information technology plan. At September 30, 1998, the Company had a working capital borrowing base under its credit facility of $95.1 million, $36.1 million outstanding working capital related borrowings and $29.0 million outstanding letter of credit commitments. The Company's credit agreement, the indenture related to the Old notes and the credit facility related to the CAS Acquisition contain certain restrictive covenants that affect actions the Company may take. These restrictive covenants include: covenants related to the maintenance of EBITDA and interest charge coverage ratios, limitations on indebtedness, limitations on restricted payments, limitations on restrictions on distributions from restricted subsidiaries, limitations on sales of assets and subsidiary stock, limitations on transactions with affiliates, provisions related to changes of control, limitations on liens, limitations on sale or issuance of capital stock of restricted subsidiaries, limitations on sale/leaseback transactions, requirements relating to future subsidiary guarantors, restrictions on mergers, consolidation and sale of assets, restrictions on creation or dissolution of subsidiaries, restrictions on prepayment of indebtedness and payment of subordinated obligations.

Total borrowings of foreign operations at September 30, 1998 were approximately $14.6 million, representing a combination of short and long-term borrowings and capital leases in local currencies. Funding requirements have historically been satisfied by cash generated from operations and borrowings under various bank credit facilities. Under the Company's existing credit facility, a certain amount of borrowing capacity is based upon the level of accounts receivable in the United Kingdom.

The Company expects to spend an additional $14.0 million over the next fifteen months to provide improved information technology to its customers as well as improved systems for its own operational and financial management purposes. Additionally, the Company will be required to pay approximately $1.0 million to complete the acquisition of the Italy operations during the same period. These initiatives are expected to be funded through bank borrowings under the existing credit facility and cash provided from operations. The Company believes that its current borrowing ability and cash from operations will be sufficient to meet the liquidity needs in the future.

     RECENT ACCOUNTING PRONOUNCEMENTS: In January 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP-98-1 (SOP) "Accounting for the Costs of Computer Software Developed or Planned for Internal Use" which sets forth standards for the capitalization of computer software costs as they relate to the development of internal systems.

The SOP requires capitalization of computer software costs relating to direct costs of materials purchased and services consumed in developing internal use computer software and payroll and payroll related costs for employees who are directly associated with these projects. As part of the Company's strategic plan it expects to spend approximately $30 million on such internal systems related to the implementation and integration of its proprietary system for real time management of shipments and purchase of additional information systems hardware and software to enhance financial reporting and other operational activities. As a result, the Company has capitalized approximately $13.1 million of such costs through September 30, 1998. Capitalized costs of these projects will be amortized over their useful lives in accordance with the pronouncement.

    FOREIGN CURRENCY RISK MANAGEMENT. The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes and allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to minimize the impact of currency movements on certain existing commitments and anticipated foreign earnings. The Company may use a combination of financial instruments to manage these risks, including forward contracts or option related instruments. The principal currencies hedged are the British pound, German mark, Canadian dollar and some Asian currencies such as the Hong Kong dollar and Singapore dollar. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures for the next year. The gains and losses on these contracts are offset by changes in the value of the related exposures. At September 30, 1998 the Company had approximately $14.5 million in notional amounts of forward contracts and options outstanding. The credit and market risks under these agreements are not considered to be significant since the counterparties have high credit ratings. In addition, the net investment position in these forward contracts and options is not material.

It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for speculative purposes.

    YEAR 2000. In addition to the Company's strategic information technology projects previously discussed, the Company is in the process of addressing the Year 2000 problem.

    The Company is currently engaged in a comprehensive project to upgrade its information technology including hardware and software that will consistently and properly recognize the Year 2000. As a provider of global logistics and transportation services, the Company is reliant on its computer systems and applications to conduct its business. In addition to these systems, the Company is also reliant upon the system capabilities of its business partners. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. As a result a majority of the Company's financial systems are already in compliance with the Company's objectives and all computing hardware of the Company is Year 2000 compliant. An extensive review has also been made of all remaining internal systems.
All of the operational systems in Europe and Asia are in compliance with North America scheduled for completion in June, 1999 except for Services which is expected by September, 1999. Financial systems in all of Asia, most of Europe and North America are also in compliance. The remainder of Europe and North America are expected to be completed by May, 1999 except for Services, which is expected to be completed in July, 1999. As part of this process the Company is also surveying embedded systems to ensure Year 2000 compliance with schedule completion by December 1998.

     The Company has conducted a survey of its business partners most of whom have certified Year 2000 compliance however, the Company is still gathering information from the airlines. The Company is also working with major customers to gain Year 2000 certification with them in response to their inquiries and surveys.

     The Company estimates total costs of the compliance process to be approximately $1.1 million of which $.5 million has been spent to date. This does not include the costs associated with the Company's strategic information plan much of which addresses the Year 2000 project as well as strategic initiatives.

     The Year 2000 Plan prepared by the Company has been designed to identify points of failure and corrective actions to avoid systems failures. Procedures have been designed and systems implemented to prevent invalid dates from customers and suppliers from impacting Company systems. We believe the risk of operational failure from internal systems is minimal. We also believe that there are sufficient transportation providers who can meet our contractual commitments even if some carriers are impaired by the Year 2000 problem. For those parties for which the Company has identified to be non-Year 2000 compliant, the Company will secure alternate carriers who are Year 2000 ready in order to continue to provide basic business services.

     The Company has already prepared manual operational procedures which are in place should disruption from a Company system or third party system occur. In addition, all system development will be stopped and all technical resources will be available for any unexpected system problems during the first quarter of 2000.

                           PART II. OTHER INFORMATION
                           ---------------------------

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

ITEM 2.  CHANGE IN SECURITIES

On July 13, 1998, the Company sold 11,000 and 4,000 shares of Preferred Stock to OCM Principal Opportunities Fund L.P., and Logistical Simon, L.L.C., respectively (the "Investors"), for aggregate consideration of $14.6 million. The Preferred Stock has a liquidation value of $1,000 per share and was sold to the Investors for $970 per share. The holders of the Preferred Stock are entitled to payment of quarterly dividends when, as and if declared by the board of directors of the Company in amounts ranging from $30.00 per share per quarter to $45.00 per share per quarter, which amount shall be determined based upon the occurrence of certain events that are specified in the Certificate of Designation relating to the Preferred Stock. Dividends on the Preferred Stock will accrue and be fully cumulative (whether or not declared) and will bear interest at rates ranging from 14% per annum to 18% per annum, depending upon the occurrence of certain events that are spcified in the Certificate of Designation. Upon redemption of the Preferred Stock or liquidation of the Company, the holders of Preferred Stock will be entitled to receive the following for each share of Preferred Stock held by such holder: (i) (a) $1,000, representing the liquidation preference of the Preferred Stock plus (b) all accrued and unpaid dividends, whether or not declared multiplied by (c) the applicable liquidation or redemption premium, and (ii) either ten shares of common stock of the Company or the amount of the fair market value of ten shares of common stock of the Company. The Preferred Stock has no mandatory redemption feature and ranks senior to the Common Stock of the Company for payment of dividends and upon liquidation. The Company intends to make a rights offering of the preferred stock during the fourth quarter to its existing security holders in accordance with the terms of the certificate of incorporation.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

On July 10, 1998, stockholders holding shares representing 82.91% of the issued and outstanding shares of the Company's Common Stock acted by written consent and approved the amendment and restatement of the Company's certificate of incorporation thereby authorizing the Company's board of directors to issue a series of blank check preferred stock with such terms and conditions as the board of directors deem appropriate.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               27.  Financial Data Schedule (Filed electronically only).


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

               On September 24, 1998 the Company filed a current report on Form 8-K/A disclosing the pro forma financial statements of the Company including the CAS Acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GEOLOGISTICS CORPORATION

Date: November 12, 1998                    By: /s/ Roger E. Payton
      -----------------                        ---------------------------------
                                                   Roger E. Payton
                                 President, Chief Executive Officer and Director

Date: November 12, 1998                    By:     /s/ Gary S. Holter
      -----------------                        ---------------------------------
                                                       Gary S. Holter
                                                  Chief Financial Officer