Form 10-K405
period 1998-12-31
GEOLOGISTICS CORP
filed 1999-03-31
CIK 1015527

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER 333-42607
                            ------------------------

                            GEOLOGISTICS CORPORATION

             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                 22-3438013
 (State of Other Jurisdiction    (I.R.S. Employer
              of                  Identification
Incorporation or Organization)         No.)

  13952 DENVER WEST PARKWAY           80401
       GOLDEN, COLORADO             (Zip Code)
    (Address of Principal
      Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 704-4400

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes _X_  No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    The aggregate market value of the equity of the Registrant held by nonaffiliates of the registrant is not applicable as the equity of the registrant is privately held.

    At March 30, 1999, 2,118,893 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                             ---------
PART I.
Item 1.      Business of the Company.......................................................................          1
Item 2.      Properties....................................................................................         12
Item 3.      Legal Proceedings.............................................................................         13
Item 4.      Submission of Matters to a Vote of Security Holders...........................................         13

PART II.
Item 5.      Market for the Registrant's Common Stock and Related Stockholder Matters......................         14
Item 6.      Selected Financial Data.......................................................................         15
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.........         16
Item 7a.     Quantitative and Qualitative Disclosures about Market Risk....................................         24
Item 8.      Consolidated Financial Statements and Supplementary Data......................................         25
Item 9.      Change in and Disagreements with Accountants on Accounting and Financial Disclosure...........         25

PART III.
Item 10.     Directors and Executive Officers of the Registrant............................................         26
Item 11.     Executive Compensation........................................................................         28
Item 12.     Security Ownership of Certain Beneficial Owners and Management................................         34
Item 13.     Certain Relationships and Related Transactions................................................         35

Part IV.
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................         38

                                    PART I.

ITEM 1.  BUSINESS OF THE COMPANY

HISTORY

    GeoLogistics Corporation (the "Company") was formed in 1996 by Oaktree Capital Management, LLC ("Oaktree" or "OCM"), William E. Simon and Sons, LLC ("WESS") and Roger E. Payton, the Company's President and Chief Executive Officer who has over 20 years experience in the logistics industry, with the objective of developing a leading provider of global logistics services for major multinational companies. The Company believes that it can accomplish its objective by offering comprehensive logistics and freight forwarding services that fulfill the individual requirements of multinational customers that outsource their logistics needs. In furtherance of the Company's strategy, the Company has assembled, through a series of strategic acquisitions, a core platform of leading domestic and international logistics companies that serve the niche markets that the Company has targeted for future growth.

    In May 1996, the Company acquired The Bekins Company ("Bekins"). Founded in 1891, Bekins has historically been a provider of household goods ("HHG") hauling and storage services. In recent years, Bekins has expanded its service offerings to include inventory management, distribution, specialized truck transportation and TimeLok, a network-based transportation and warehouse logistics operation which services manufacturers and distributors of high value products ("HVP"). As of December 31, 1998 Bekins operated through a United States network of 149 HVP Logistics service centers and 312 HHG service centers, all of which were owned by independent agents.

    In October 1996, the Company acquired LEP-USA ("Americas") and LEP-Canada ("Canada") from LEP International Worldwide Limited ("LIW") in the first step of the overall acquisition of LIW. Founded in 1973, Americas is a non-asset-based freight forwarder serving niche transport segments of both the United States and international freight forwarding and logistics markets. As of December 31, 1998, Americas operated 25 full service offices throughout the United States. Founded in 1930, Canada operates 10 offices located throughout Canada and provides international freight forwarding and logistics services, focusing on inbound transportation, customs clearance activities and trade fairs and exhibitions.

    In November 1996, the Company acquired Matrix ("Services"). Founded in 1986, Services offers specialized international relocation services for executives of multinational companies and government agencies and project cargo logistics services for major infrastructure development projects. Services operates through 8 offices in the United States, 1 in Holland, one exclusive agent in Canada and 9 joint venture offices in the Commonwealth of Independent States (the former Soviet Union).

    In September 1997, the Company expanded its international operations by acquiring a controlling interest in the common equity of LIW and in December 1997 the Company increased its ownership to all of LIW's outstanding equity and LIW became a wholly-owned subsidiary of the Company (the "LIW Acquisition"). Founded in 1849, LIW provided complete freight forwarding and logistics services through 203 branches in 25 countries, as of December 31, 1998. In Europe, LIW operates a pan-European transportation network and has offices in 12 countries including one of the largest freight forwarding businesses in the United Kingdom. In the Asia Pacific region, LIW maintains locations in 13 countries and is particularly well-established in the Hong Kong, Singapore and Philippines markets. Additionally, through strategic alliances in Latin America and the Middle East, LIW provided freight forwarding and logistics services in an additional 43 countries as of December 31, 1998.

    In July 1998, GeoLogistics Air Services ("GLAS"), a subsidiary of the Company purchased substantially all of the operating assets and assumed certain of the liabilities of Caribbean Air Services, Inc. ("CAS"). CAS is a provider of air logistics services between the United States, Puerto Rico, and the Dominican Republic. In September 1998 the Americas business unit transferred operations and business offices related to its Puerto Rico business to GLAS to benefit from combined operational efficiencies.

    In February 1998, the Company announced its new brand name: GeoLogistics. The corporation changed its name from International Logistics Limited to GeoLogistics Corporation on March 1, 1998 and the Company's business units adopted the new name on September 15, 1998. Below are the new names for the Company's business units:

NEW GEOLOGISTICS NAME                                                                    FORMER NAME
--------------------------------------------------------------------------  --------------------------------------
GeoLogistics Europe ("Europe")............................................  LIW Europe
GeoLogistics Asia Pacific ("Asia")........................................  LIW Asia Pacific
GeoLogistics Americas ("Americas")........................................  LEP Profit
GeoLogistics Air Services ("GLAS")........................................  Caribbean Air Services
GeoLogistics Network Solutions ("GNS")....................................  Bekins HVP/Logistics
GeoLogistics Services ("Services")........................................  Matrix
Bekins Van Lines LLC ("Bekins HHG").......................................  HHG division name is unchanged
GeoLogistics Company ("Canada")...........................................  LEP--Canada

OVERVIEW

    The Company is one of the largest non-asset-based providers of worldwide logistics and transportation services headquartered in the United States. The Company's primary business operations involve obtaining shipment or material orders from customers, creating and delivering a wide range of logistics solutions to meet customers' specific requirements for transportation and related services, and arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. These logistics solutions include domestic and international freight forwarding and door-to-door delivery services using a wide range of transportation modes, including air, ocean, truck and rail. The Company also provides value-added services such as warehousing, inventory management, assembly, customs brokerage, distribution and installation for manufacturers and retailers of commercial and consumer products such as copiers, computers, pharmaceutical supplies, medical equipment, consumer durables and aviation products. The Company also specializes in arranging for the worldwide transportation of goods for major infrastructure projects, such as power plants, oil refineries, oil fields and mines, to lesser developed countries and remote geographic locations. In addition, the Company provides international and domestic relocation services through the HHG divisions of Bekins HHG and Services.

    As a non-asset-based logistics services provider, the Company arranges for and subcontracts services on a non-committed basis to airlines, truck lines, van lines, express companies, steamship lines, rail lines and warehousing and distribution operators. By concentrating on network-based solutions, the Company avoids competition with logistics services providers that offer dedicated outsourcing solutions for single elements of the supply chain. Such dedicated logistics companies typically provide expensive, customized infrastructure and systems for a customer's specific application and, as a result, dedicated solutions that are generally asset-intensive, inflexible and invariably localized to address only one or two steps in the supply chain. Conversely, network-based services leverage common infrastructure and technology systems so that solutions are scaleable, replicable and require a minimum amount of customization (typically only at the interface with the customer). This non-asset ownership approach maximizes the Company's flexibility in creating and delivering a wide range of end-to-end logistics solutions on a global basis while simultaneously allowing the Company to exercise significant control over the quality and cost of the transportation services provided.

    Within the logistics services and freight forwarding industries, the Company targets specific markets in which the Company believes it has a competitive edge. For example, in the freight forwarding market, the Company arranges transportation for shipments of heavy cargo that are generally larger than shipments handled by integrated carriers, such as United Parcel Service of America and Federal Express Corporation. In the logistics market, the Company provides specialized combinations of services that traditional freight forwarders cannot cost-effectively provide, including time-definite delivery requirements, direct-to-store distribution and merge-in-transit movement of products from various vendors in a single coordinated delivery and/or installation to the end-user.

INDUSTRY OVERVIEW

    GENERAL. As business requirements for efficient and cost-effective distribution services have increased, so has the importance and complexity of effectively managing freight transportation. Businesses increasingly strive to minimize inventory levels, perform manufacturing and assembly operations in lowest cost locations and distribute their products to numerous global markets. As a result, companies frequently desire expedited or time-definite shipment services. To assist in accomplishing these tasks, many businesses turn to freight forwarders and logistics providers. A freight forwarder procures shipments from customers, makes arrangements for transportation of the cargo on a carrier and may arrange both for pick-up from the shipper to the carrier and for delivery of the shipment from the carrier to the recipient. A logistics provider moves and manages goods from suppliers to end customers with the goal of meeting specific customer requirements, working capital objectives and overall customer satisfaction.

    Historically, most transportation services have been provided by companies with capabilities in only one or a very limited number of modes. The Company believes it has differentiated itself by providing traditional transportation services in virtually every mode, as well as by combining these services with value-added logistics services, including pick-and-pack services, merge-in-transit, inventory management, warehousing, reverse logistics, dedicated trucking and regional and local distribution. The Company's logistics managers have the ability to utilize a portfolio of transportation products and design optimal transportation solutions for its customers. The Company believes that it has a competitive advantage resulting from the experience and knowledge of its logistics managers and in the market information it possesses from its diverse client base.

    Shippers increasingly use computer technology to control inventory carrying costs and improve customer service by decreasing shipping time through just-in-time delivery systems. The complex distribution systems that result require not only selection of the proper mode to transport freight, but also hands-on management to minimize overall logistics costs. At the same time, in an effort to reduce overhead costs and introduce the expertise necessary to manage their distribution systems, many shippers have sought to downsize their transportation departments by outsourcing all or a portion of the traffic function.

    FREIGHT FORWARDING. Freight forwarding services are provided through the following modes of transportation:

    - AIR FREIGHT. The air freight forwarding industry is highly fragmented. Many industry participants are capable of meeting only a portion of their customers' required transportation service needs. Some national domestic air freight forwarders rely on networks of terminals operated by franchisees or non-exclusive agents. The Company believes that the development and operation of Company-owned and exclusive agent-owned service centers under the supervision of the Company's management have enabled it to provide a higher degree of financial and operational control and service assurance than that offered by franchise-based networks.

    - OCEAN. The ocean freight forwarding industry is highly fragmented, consisting of dedicated freight forwarders, private owners and operators of shipping fleets, and state-controlled shipping companies. The demand for ocean freight forwarding services is largely a factor of the level of worldwide economic activity and the distance between major trade areas. Freight rates are determined in a highly competitive global market and have been characterized by a steady decline since the early 1990s.

    - TRUCKING. The largest segment of the non-local trucking industry is comprised of private fleets owned and operated by shippers. This segment has been gradually shrinking since 1980 as truckload carriers have become more service oriented in a deregulated environment. The shipper's focus on profitability has driven a trend toward outsourcing of private fleets. The next largest segment, for-hire truckload, is comprised primarily of specialized niches such as household goods, temperature-controlled flats and tanks. Truckload carriers have traditionally focused on providing services within only one of these niches, with few dominating any particular niche or operating equipment in multiple niches. Less than truckload services are provided by a large number of carriers who specialize in consolidating smaller shipments into truckload quantities for transportation across regional and national networks. Freight forwarders such as the Company have been able to capitalize on these trends in the trucking industry by purchasing excess capacity at reduced rates and by providing incremental freight business to truckload carriers in regions where the marketing presence of the truckload carriers may not be as strong as the freight forwarders.

    LOGISTICS SERVICES. Demand for these services is a result of increasing demands by traditional freight forwarding customers for more than the simple movement of freight from their transportation suppliers. To meet these needs, suppliers, such as the Company, seek to customize their services by, among other things, providing information on the status of materials, components and finished goods through the logistics pipeline and providing performance reports on and proof of delivery for each shipment. The growing emphasis of some manufacturers on just-in-time manufacturing and production practices has also added to the demand for rapid deliveries that are available through air freight. As a result of these developments, many companies are realizing that they perform freight transportation management and logistics functions less effectively than third-party providers, such as the Company, and are relying increasingly on partial or complete outsourcing of these functions. At the same time, major shippers are seeking to utilize fewer firms to service their transportation management and logistics needs. The Company believes that the continuing trend toward outsourcing and the continuing concentration of transportation suppliers by major shippers offers significant opportunities for those forwarders with extensive, global networks and advanced logistics information systems.

    RELOCATION SERVICES. The domestic HHG relocation services market is competitive and highly fragmented. The Company competes with approximately 2,000 carriers for the domestic interstate transportation of household goods. These carriers are generally van lines that use the services of independent moving and storage agencies that contractually affiliate with the carrier, although some carriers own and operate company-owned branches. The relocation services industry generally markets to three distinct customer groups: (i) corporate accounts who pay for the relocations of their employees, (ii) private transferees paying for their own moves and (iii) the U.S. Government, which pays for both civilian and military relocations of their personnel. The Motor Carrier Act of 1980 (the "Motor Carrier Act") reduced regulation in the trucking industry and provided the opportunity for increased competition which has resulted in generally lower profit margins due to the escalation of discounts against tariffs within the HHG industry.

    The international HHG relocation services market has grown due to increasing globalization of economics and the advent of free trade. International relocation services are principally offered by specialist companies that generally provide services through non-exclusive agents at the destination locations around the world. There are a few larger companies that own and operate their own businesses in major markets, although that is the exception rather than the rule. A significant number of domestic HHG carriers offer international relocation services through wholly-owned subsidiaries or separate departments that specialize in international relocation services.

GLOBAL NETWORK

    As of December 31, 1998, the Company operated a global network in 75 countries consisting of approximately 800 locations in 32 countries and strategic partnerships in 43 countries with approximately 400 locations. Within this network of over 1,200 locations, the Company maintains a strong local presence in North America, Europe and Asia/Pacific.

    NORTH AMERICA. As of December 31, 1998, the Company had 41 Company-owned offices located in 41 cities with approximately 2,229 employees and had approximately 350 agents covering an additional 408 locations in the United States. The Company developed its North American network through the acquisition and integration of GNS and Bekins HHG in May 1996 and Americas and Canada in October 1996. In addition, as of December 31, 1998, Americas and Canada provided international freight forwarding, customs brokerage, and logistics services through 35 offices located throughout the United States and Canada. Services provides project cargo and HHG relocation services through five offices located in the United States. GLAS conducts business from 11 offices in the U.S. and Puerto Rico.

    EUROPE. The Company is a major provider of freight forwarding and transportation and logistics services throughout Europe. As of December 31, 1998, Europe employed approximately 2,576 employees in 138 locations in 12 European countries. Through its U.K. subsidiary, the Company is one of the largest freight forwarders in the United Kingdom, with approximately 35 locations with 870 employees as of December 31, 1998. Services maintains international operations through nine joint venture offices in the former Soviet Union, a company owned office in Holland and numerous non-exclusive and unaffiliated HHG agents worldwide.

    ASIA/PACIFIC. As of December 31, 1998, the Company had 65 locations in 13 countries in the Asia/ Pacific region with approximately 2,015 employees. The Company is a major participant in the freight forwarding markets of Hong Kong, Singapore and the Philippines.

SERVICES PROVIDED

    The Company's services can be broadly classified into the following categories:

    FREIGHT FORWARDING SERVICES. The Company offers domestic and international air, ocean, road and rail freight forwarding for shipments of heavy cargo that are generally larger than shipments handled by integrated carriers of primarily small parcels such as Federal Express Corporation and United Parcel Service of America. The Company's basic freight forwarding business includes the following services which are complemented by customized and information technology-based options to meet customers' specific needs:

    - International door-to-door shipment of freight, including service to remote destinations, lesser developed countries and locations which are difficult to reach.

    - One-, two- and five-day express transport service within the United States and between the United States and Puerto Rico.

    - Value-added complementary services including customs brokerage, full tracking of goods in transit, warehousing, packing/unpacking and insurance.

    LOGISTICS SERVICES. Logistics services involve taking responsibility for several or all steps in the supply chain of products. The Company's access to worldwide distributions systems, together with its experience in coordinating deliveries from various supply sources and its advanced information systems have enabled the Company to capitalize on outsourcing of distribution functions by manufacturers and retailers and other companies. Shippers that avail themselves of the Company's logistics services often realize financial savings due to reduced fixed costs associated with outsourcing distribution, the Company's volume discounts and information base and the Company's ability to perform complex, multi-phased distribution projects. The Company's logistics services provide value to the Company's customers by providing access to low cost materials and product sources, reducing distribution times and facilitating rapid movement and integration of products and materials. For example, the Company currently provides the following logistics-based management services:

    - Pharmaceutical distributions including high-speed, time-definite distributions of sales samples to pharmaceutical companies' sales forces to enable their pharmaceutical customers to comply with

      United States federal regulations. The Company's distribution systems permit the Company to deliver pharmaceutical samples to thousands of distribution points in a 24- to 48-hour period with 2-hour delivery windows.

    - Direct to store logistics for retail clients involving coordination of product receipt directly from manufacturers and dividing large shipments from the manufacturer into numerous smaller shipments for delivery directly to retail outlets or distribution centers to meet time-definite product launch dates.

    - Merge-in-transit logistics involving movement of products from various vendors at multiple locations to a Company facility and the subsequent merger of the various deliveries into a single coordinated delivery to the final destinations. For example, such services are useful to technology manufacturers and resellers where major installations are organized to meet a customer's need to minimize disruptions to its clients' businesses and maximize the efficiency of the customer's technical support staff/field engineers.

    - Value-added, high-speed, time-definite, total-destination programs that include packaging, transportation, unpacking and placement of a new product. The Company will also package and remove the old equipment that is being replaced by the equipment that the Company delivers.

    - Packaging, transportation, unpacking and stand installation for domestic and international trade shows and major expositions.

    - Global project cargo logistics for major infrastructure developments, including shipments of equipment to prepare a site for the development, materials used in construction of the project and final products manufactured following construction of the project.

    - Reverse logistics involving the return of products from end users to manufacturers, retailers, resellers or remanufacturers, including verification of working order, defect analysis, serial number tracking, inventory management and disposal of sensitive materials in accordance with regulations. An example of such services is the removal of an old photocopying system for reuse, recycling or remanufacture at the time of delivery of a new photocopying system.

    RELOCATION SERVICES. The Company's domestic and international relocation services are generally provided through the Bekins HHG and Services subsidiaries in the United States. The domestic business is generally handled by Bekins HHG and offers a full range of relocation services within the United States focusing on the corporate account, private transferee and government/military sectors. As of December 31, 1998, Bekins HHG operated through a network of 312 independent agents. Based on 1997 revenue data filed with the Surface Transportation Board ("STB"), Bekins HHG is the sixth largest carrier of household goods.

    The Company's international relocation services are provided primarily through Services from its Connecticut, Virginia and California offices. The Company's principal customers for international relocation services are U.S.-based multi-national corporations, various United States government agencies and the United Nations. The Company handles relocations from the United States to other countries, relocations from other countries to the United States and relocations between two international destinations on behalf of its customers. The Company uses a number of non-exclusive HHG agents in the countries in which it provides services.

OPERATIONS

    As of December 31, 1998, the Company provided transportation and logistics services through the following facilities:

                                                                                     NUMBER OF
                                                                                   LOCATIONS (1)
                                                                                  ---------------
Company-owned offices...........................................................           279
Agent-owned offices.............................................................           510
Offices owned by strategic partners.............................................           400
                                                                                         -----
  Total.........................................................................         1,189
                                                                                         -----
                                                                                         -----

------------------------

(1) Approximate number.

    COMPANY LOCATIONS. Offices operated by Company employees rather than agents are generally structured as stand-alone business units that operate in largely the same manner as the independent, exclusive agents. Customers and carriers generally do not distinguish between agent locations and Company-owned locations as both must display, utilize and promote the Company's image, information technology systems and processes.

    EXCLUSIVE AGENTS. The Company's contracts with its agents have terms ranging from 30 days to as much as 10 years. Short-term cancelable contracts are the exception rather than the norm, particularly for larger agents, and the majority of the Company's contracts with agents range from 3 to 5 years. Contracts with agents call for exclusive representation of the Company in respect of the services provided by the Company. Agents are required to utilize the logo, image and information systems of the Company. Each agent operates as an independent business responsible for all costs associated with sales, operations, billing and any related overhead for these items and are compensated by sharing in the revenue generated by the business handled by such agent. An agent can (i) generate sales which generally result in a sales commission or sharing of the gross profit produced and (ii) provide services on behalf of the Company such as origin, destination or other transportation services for which the agent is compensated based on a prescribed revenue distribution formula.

    STRATEGIC ALLIANCE PARTNERS. Arrangements with foreign strategic alliance partners are generally less stringent than with independent agents but generally involve exclusive representation by the strategic partner on behalf of the Company. Although strategic alliance partners are encouraged to utilize the logo and image of the Company, they are required to acknowledge that they have no rights to the Company's trademarks and use it only with the Company's permission. Strategic alliance partners are encouraged to utilize the Company's information technology systems but are not required to do so. Strategic alliance agreements are generally not for a specified period and are terminable by either party providing various periods of notice.

    NON-EXCLUSIVE AGENTS. In countries where the Company does not have Company-owned operations, exclusive agents or strategic alliance partners, the Company utilizes the services of non-exclusive agents. Non-exclusive agents have no contractual commitment to the Company and do not use its name, logo or systems.

INFORMATION SYSTEMS

    The Company believes that its ability to provide its customers with timely access to accurate information regarding the status of cargo in transit is a point of differentiation from its competitors and is a critical factor to customer retention and expansion on a multi-modal basis of the Company's customer base and services provided to existing customers. The Company also believes that the ability to monitor all purchased transportation costs and compare them to anticipated costs on a job-by-job basis is critical to improving margins. The Company utilizes FAST 400, a global, multi-modal, multi-currency and multi-lingual integrated freight forwarding and job costing system that provides international tracking, custom services, document preparation, document transmittal and electronic data interchange ("EDI") interfaces with customers and carriers. FAST 400 is currently installed in the majority of the Company's operations in Europe, the United States and key locations in Asia. The Company plans to install FAST 400 at its facilities worldwide. The Company's Purchase Order Management System ("POMS") provides item level tracking at the purchase order level and links multiple purchase orders to fulfill customer service requirements. POMS is currently installed in the Company's operations worldwide. BUSINESS 400 is a financial system that is fully integrated with FAST 400 and is utilized in the Company's operations throughout Europe and Asia. The Company's GNS and Bekins HHG operations currently utilize the BECOM System, a mainframe system that provides ground transportation, warehouse and reverse logistic information services including a nationwide asset/inventory tracking and shipment monitoring systems which feature state-of-the-art barcoding technology. The Company's Services operations currently utilize MATRAK. The Company's Americas subsidiary utilizes FAST 400 for all international shipments, and PACER for its domestic business. The Company expects to spend approximately $5 million over the next year to provide the information technology required by its customers as well as improved systems for its own operational and financial management purposes. The Company has already invested $24 million in this effort. These initiatives are being funded through a combination of cash provided by operations and borrowings under the Company's revolving credit facility. Difficulties in applying this system to the domestic business have contributed to the Company's declining margins overall and disappointing results in the Americas business.

    The Company believes that its information systems that integrate independent agents and select strategic alliance partners with the Company's operations are a competitive advantage and provide an incentive for the Company's independent agents and strategic alliance partners to continue to do business with the Company. The information technology systems result in increased efficiencies and reduced costs by providing direct interface between the Company, its customers, agents and strategic alliance partners.

    In 1998 the Company also completed the installation of the Peoplesoft general ledger system in its Americas, GNS and Bekins HHG operating units. Installation in the remainder of North America is expected to be completed in the third quarter of 1999.

    The Company is currently engaged in a comprehensive project to upgrade its information technology to properly recognize the year 2000. See discussion of Company initiatives in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MARKETING

    An important part of the Company's business strategy is its approach to a single global brand and identity, its treatment of distinct customer segments and its emphasis on vertical industry know-how and logistics services. The Company's strategy of providing network-based global logistics requires that all operating units and agent-managed operations reflect the same corporate brand. In March 1998, the Company introduced the "Geologistics" global brand name and initiated its program to market all of its services under the Geologistics brand name. The Company believes that its business and operations will be positively affected by the new company-wide brand name because it will encourage all of its employees, suppliers, agents, partners and customers to share the same perception of the Company's business strategy, products, values and culture.

    The Company believes that its target customer base consists of: buyers of traditional transportation services that are motivated by cost and transit-time considerations and buyers of logistics management services that are seeking operating efficiencies, increased revenues and improved customer service resulting from the end-to-end management of inventory. To enjoy the benefits of both customer segments, the Company has organized its sales and marketing efforts along two lines: global/national sales personnel and a global logistics solutions team. Global and national sales personnel focus their sales efforts on senior transportation executives, financial officers and materials managers of companies that are complex users of international transportation logistics services. The Company's goal is to provide such customers with effective transportation programs that reduce the customers' total cost of shipping goods.

    The Company has determined that its customers are increasingly seeking logistics answers and services tailored to specific industries. Accordingly, the Company believes that service providers that organize sales, marketing and product development along industry lines will have a competitive advantage over providers that address the transportation and logistics needs of all industries similarly. The Company intends to organize product development and marketing groups for telecommunications, life sciences (health care and pharmaceuticals), office technology, medical equipment and products, aviation and defense and retail. The Company believes that if it achieves recognition as an industry-based expert in logistics, it will develop longer-lasting client relationships with customers in targeted industries and secure higher-margin business from such customers.

COMPETITION AND BUSINESS CONDITIONS

    The Company's principal businesses are directly impacted by the volume of domestic and international trade. The volume of such trade is influenced by many factors, including economic and political conditions in the United States and abroad, major work stoppages, exchange controls, currency fluctuations, war and other armed conflicts, and United States and international laws relating to tariffs, trade restrictions, foreign investments and taxation.

    The global logistics services and transportation services industries are intensively competitive and are expected to remain so for the foreseeable future. The Company competes against other integrated logistics companies, as well as transportation services companies, consultants and information technology vendors. The Company also competes against carriers' internal sales forces and shippers' transportation departments. This competition is based primarily on freight rates, quality of service (such as damage-free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations.

    The Company also competes with transportation services companies for the services of independent agents, and with trucklines for the services of independent contractors and drivers. The Company encounters competition from a large number of firms with respect to the services provided by the Company. Much of this competition comes from local or regional firms which have only one or a small number of offices and do not offer the breadth of services and integrated approach offered by the Company. However, some of this competition comes from major United States and foreign-owned firms which have networks of offices and offer a wide variety of services. The Company believes that quality of service, including information systems capability, global network capacity, reliability, responsiveness, expertise and convenience, scope of operations, customized program design and implementation and price are important competitive factors in its industry.

    Competition within the domestic freight forwarding industry is intense. Although the industry is highly fragmented, with a large number of participants, the Company competes most often with a relatively small number of freight forwarders with nationwide networks and the capability to provide the breadth of services offered by the Company and with fully integrated carriers focusing on heavy cargo, including Burlington Air Express, Inc., Eagle USA Freight Inc. and Emery Air Freight Corp. The Company also encounters competition from passenger and cargo air carriers, trucking companies and others. As the

Company expands its international operations, it expects to encounter increased competition from those freight forwarders that have a predominantly international focus, including Air Express International Corporation, Expeditors International of Washington, Inc., Fritz Companies Inc. and Circle International Group. Many of the Company's competitors have substantially greater financial resources than the Company.

    The Company also encounters competition from regional and local air freight forwarders, cargo sales agents and brokers, surface freight forwarders and carriers and associations of shippers organized for the purpose of consolidating their members' shipments to obtain lower freight rates from carriers. As an ocean freight forwarder, the Company encounters strong competition in every country in which it operates. This includes competition from steamship companies and both large forwarders with multiple offices and local and regional forwarders with one or a small number of offices. As an air freight forwarder, the Company encounters strong competition from other air freight forwarders in the United States and overseas. The Company believes that quality of service, including reliability, responsiveness, expertise and convenience, scope of operations, information technology and price are the most important competitive factors in its industry.

    Competition for the domestic interstate transportation of household goods is intense and long-term relationships with corporate accounts are difficult to obtain and retain. In the HHG market, the Company encounters competition from larger van lines such as North American Van Lines Inc., Allied Van Lines Inc., Atlas Van Lines, Inc. and UniGroup, Inc. (United Van Lines, Inc. and Mayflower Transit, Inc.). Based on revenue data filed for 1997 with the STB, Bekins HHG has been the sixth largest HHG carrier in the United States for more than a decade. The Motor Carrier Act reduced regulation in the trucking industry, and provided the opportunity for increased competition, which resulted in generally lower profit margins within the domestic HHG relocation industry. The international relocations services industry is competitive and much more highly fragmented than the domestic HHG business. Services competes with a large number of specialized competitors although the Company believes that Services differentiates its offerings from many of its competitors by focusing on "high-end" executive relocation services for leading multinational companies and organizations.

REGULATION

    The Company's domestic air freight forwarding business is subject to regulation, as an indirect air cargo carrier, under the Federal Aviation Act by the Department of Transportation ("DOT"), the successor to the Civil Aeronautics Board, although Part 296 of the DOT's Economic Aviation Regulations exempts air freight forwarders from most of such act's requirements. The Company's foreign air freight forwarding operations are subject to similar regulation by the regulatory authorities of the respective foreign jurisdictions. The air freight forwarding industry is subject to regulatory and legislative changes which can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers. In its ocean freight forwarding business, the Company is licensed as an ocean freight forwarder by the Federal Maritime Commission ("FMC"). The FMC does not regulate the level of Company's fees in any material respect. The Company's ocean freight Nonvessel Operating Common Carrier ("NVOCC") business is subject to regulation as an NVOCC under the FMC tariff filing and surety bond requirements, and under the Shipping Act of 1984, particularly those terms proscribing rebating practices.

    In the United States, the Company is subject to federal, state and local provisions relating to the discharge of materials into the environment or otherwise for the protection of the environment. Similar laws apply in many foreign jurisdictions in which the Company presently operates or may operate in the future. Although the Company's current operations have not been significantly affected by compliance with these environmental laws, governments are becoming increasingly sensitive to environmental issues, and the Company cannot predict what impact future environmental regulations may have on its business.

The Company does not anticipate making any material capital expenditures for environmental control purposes during the remainder of the current or succeeding fiscal years.

    Certain federal officials are considering implementing increased security measures with respect to air cargo. There can be no assurance as to what, if any, regulations will be adopted or, if adopted, as to their ultimate effect on the Company. The Company does not believe that costs of regulatory compliance have had a material adverse impact on its operations to date. However, failure of the Company to comply with the applicable regulations or to maintain required permits or licenses could result in substantial fines or revocation of the Company's operating permits or authorities. There can be no assurance as to the degree or cost of future regulations on the Company's business.

    As a customs broker operating in the United States, the Company is licensed by the United States Department of the Treasury and regulated by the United States Customs Service. The Company's fees for acting as a customs broker are not regulated.

    The Company's local pick-up and delivery operations are subject to various state and local regulations and, in many instances, require registrations with state authorities. In addition, certain of the Company's local pick-up and delivery operations are regulated by the STB and Federal Highway Administration ("FHWA"). Federal authorities have broad power to regulate the delivery of certain types of shipments and operations within certain geographic areas, and the STB has the power to regulate motor carrier operations, approve certain rates, charges and accounting systems and require periodic financial reporting. Interstate motor carrier operations are also subject to safety requirements prescribed by the FHWA. In some potential locations for the Company's delivery operations, state and local registrations may be difficult to obtain.

    The Company is regulated as a motor carrier of property by the FHWA, by which the Company is registered as both a common carrier, freight forwarder and a property broker. For dispatch purposes, the Company also holds Federal Communications Commission radio licenses. Certain of the Company's offshore operations are subject to similar regulation by the regulatory authorities of the respective foreign jurisdictions. Certain of the Company's warehouse operations are licensed as container freight stations, public bonded warehouses and customs examination sites by the United States and other sovereign countries' customs services.

    Traditionally, HHG pricing had been based upon tariffs accepted by the ICC for each class of goods hauled by an interstate carrier. These tariffs are generally based upon the weight of the shipment, distance traveled, type of goods transported and points of origin and destination. Most HHG moves are now priced significantly below tariffs through individual discount programs, binding estimates negotiated between the carrier and individual residential customers or on the basis of a contract between the carrier and a corporate customer. HHG carriers participate in rate bureaus through which competitors jointly establish and publish tariffs and rates. The Company is currently a member of the Household Goods Carrier Bureau, which is comprised of approximately 2,000 other common carriers of household goods, including the ten largest carriers in the industry. The Motor Carrier Act permits certain collective ratemaking activities through rate bureaus by exempting such ratemaking from the antitrust laws. Management believes prices in the industry are determined by market forces.

    The Company operates nationwide as an interstate common carrier through its subsidiaries, Bekins HHG and GeoLogistics Network Solutions, who hold Certificates of Public Convenience and Necessity that were granted by the ICC. These certificates authorize Bekins to transport various classes of goods and products. The Company's subsidiaries also operate as contract carriers, pursuant to contract authority originally granted by the ICC. The Company is required to comply with STB and FHWA regulations. In addition, the FHWA regulates the hours of service of the Company's drivers and other safety related aspects of operations.

    The Company is also subject to similar and other laws in the foreign jurisdictions in which it operates. Numerous jurisdictions in Asia prohibit or restrict United States ownership of local logistics operations, and although the Company believes its ownership structure in Asia conforms to such laws, the matter is often subject to considerable regulatory discretion and there can be no assurance local authorities would agree with the Company.

    A failure by the Company to comply with the foregoing laws, rules and regulations could subject it to suspension or revocation of its operating authority or civil or criminal liabilities, or any combination of such penalties or both. In addition, the Company-owned service centers hold intrastate operating authority which subjects them to the jurisdiction of various state regulatory commissions. See "Risk Factors Government Regulation."

    From time to time, U.S. tax authorities have sought to assert that owner-operators in the trucking industry are employees, rather than independent contractors. No such claim has been successfully made with respect to owner-operators serving the Company, and management is confident the owner-operators of the Company could not be properly characterized as employees of the Company under existing interpretations of federal and state tax law. However, there can be no assurance that tax authorities will not successfully challenge this position, or that such interpretations will not change, or that the tax laws will not change.

TRADEMARKS

    The Company has registered trademarks on a number of variations of the Bekins name and corporate logo in the United States and the LEP trademarks. Depending on the jurisdiction of registration, trademarks are generally protected for ten to twenty years (if they are in continuous use during that period) and are renewable. These trademarks are material to the Company in the marketing of its services because of the high name recognition possessed by Bekins in the transportation services industry. Additionally, in 1998 the Company applied for the registration of the GeoLogistics name and a related "G" logo in the countries in which the Company operates.

EMPLOYEES

    As of December 31, 1998, the Company and its subsidiaries had approximately 6,400 employees, excluding employees of agents and strategic alliance partners. Management believes that it has good relationships with its employees. In the United States, a total of approximately 100 employees at five Americas locations are members of collective bargaining units out of a total of approximately 1,966 employees in the United States as of December 31, 1998.

ITEM 2.  PROPERTIES

    The properties used in the Company's operations consist principally of leased freight forwarding offices and warehouse and distribution facilities. As of December 31, 1998, the Company had 143 office facilities, 11 of which were owned and 132 of which were leased, and 171 warehouse facilities, 27 of which were owned and 144 of which were leased, constituting, in the aggregate, approximately 624,714 square feet of office space and 4.2 million square feet of warehouse space in 33 countries. The Company is headquartered in Golden, Colorado at an approximately 6,500 square foot facility leased through March, 2003. The Company operates a major distribution center of approximately 168,000 square feet in Columbus, Ohio which serves as the national cross-docking facility for GeoLogistics Network Solutions TimeLok. In addition the Company operates a 50,000 square foot facility at Rickenbacker Airport in Columbus.

    The following table sets forth certain information relating to the Company's domestic and foreign properties as of December 31, 1998.

                                                                               NUMBER OF FACILITIES
                                                                       -------------------------------------
                                                                          OWNED       LEASED        TOTAL
                                                                       -----------  -----------     -----
U.S..................................................................          --           60           60
Canada...............................................................           1           12           13
Asia/Pacific.........................................................           5           57           62
Europe...............................................................          32          147          179
                                                                               --
                                                                                           ---          ---
  Total..............................................................          38          276          314
                                                                               --
                                                                               --
                                                                                           ---          ---
                                                                                           ---          ---

    The Company believes that its office and warehouse facilities are generally well-maintained, are suitable to support the Company's business and are adequate for the Company's present needs.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is currently defending a claim brought by Danish Customs and Excise for payment of customs duties and excise taxes of approximately $4.7 million related to alleged irregularities in connection with a number of shipments of freight out of Denmark. The Company has other tax disputes, including non-deduction, under-valuation, non-provision, disallowance, transfer, and non-compliance matters relating to value added taxes, payroll taxes, income taxes, custom duties and property taxes which, in the aggregate, involve amounts of $11.6 million. The Company believes it has a number of defenses to the alleged tax liabilities and it intends to defend the tax claims vigorously. The Company believes it has established adequate reserves for the total alleged tax liabilities. Any adverse decision relating to such tax claims could materially adversely affect the Company's liquidity and capital resources.

    The Company and its subsidiaries are also defendants in legal proceedings arising in the ordinary course of business and are subject to certain claims. Although the outcome of the proceedings cannot be determined, it is the opinion of management, that the resolution of these matters will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 1998 no matters were submitted to a vote of the security holders.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

    The Company was formed in 1996 by investment entities managed by William E. Simon and Sons, LLC, Oaktree Capital Management, LLC, and Roger E. Payton, the Company's President and Chief Executive Officer who collectively own 84% of the outstanding common stock of the Company. The remaining 16% of the outstanding shares are owned by employees and certain qualified non-employee investors. There are 70 shareholders of record of the Company's common stock as of December 31, 1998.

    The Company is restricted in the payment of dividends to common and preferred shareholders by the terms of its 9 3/4% Senior Notes, Revolving Credit Facility and the Preferred Stock. These agreements provide for the payment of dividends only in the event that certain conditions are met.

    In accordance with the terms of these agreements the Company did not pay any cash dividends in 1998 or 1997 and does not intend to pay cash dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA OF THE COMPANY

    The following table summarizes certain selected financial data, which should be read in conjunction with the Company's consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data have been derived from the audited consolidated financial statements of the Company and Bekins (the "Company Predecessor").

                                                                                             COMPANY PREDECESSOR(1)
                                                                                             ----------------------
                                                                               PERIOD FROM
                                            YEAR ENDED          PERIOD FROM      APRIL 1,          YEAR ENDED
                                           DECEMBER 31,        MAY 2, 1996 TO  1996 TO MAY        MARCH 31,(2)
                                     ------------------------   DECEMBER 31,        1,       ----------------------
                                       1998(5)      1997(3)       1996(3)        1996(2)        1996        1995
                                     ------------  ----------  --------------  ------------  ----------  ----------
                                                                     (IN THOUSANDS)
Income Statement Data:
  Revenues.........................  $  1,526,753  $  978,249   $    225,793    $   17,458   $  231,752  $  242,966
  Net revenues.....................       372,220     219,200         44,585         3,824       52,141      51,688
  Other operating expenses.........       366,268     204,733         37,554         3,309       42,810      43,008
  Depreciation and amortization....        18,126      30,398         16,310           337        4,194       5,675
  Operating income (loss)..........       (12,174)    (15,931)        (9,279)          178        5,137       3,005
  Income (loss) before minority
    interest and extraordinary
    loss...........................       (37,101)    (16,298)        (8,247)          (27)       1,198         196
  Minority interest................          (932)     (1,067)            --            --           --          --
  Extraordinary loss on early
    extinguishment of debt, net of
    tax benefit of $1,528 and
    $664(4)........................            --      (2,293)          (997)           --           --          --
  Net income (loss)................       (38,033)    (19,658)        (9,244)          (27)       1,198         196
Preferred stock dividend...........           963          --             --            --           --          --
Loss applicable to common stock....  $    (38,996) $  (19,658)  $     (9,244)   $      (27)  $    1,198  $      196
Per share information--Basic:
  Loss before extraordinary loss...  $     (18.39) $    (8.47)  $      (6.58)           --           --          --
  Extraordinary loss...............            --  $    (1.12)  $       (.79)           --           --          --
  Net loss.........................  $     (18.39) $    (9.59)  $      (7.37)           --           --          --
Per share information-- Diluted:
  Loss before extraordinary loss...  $     (18.39) $    (8.47)  $      (6.58)           --           --          --
  Extraordinary loss...............            --  $    (1.12)  $       (.79)           --           --          --
  Net loss.........................  $     (18.39) $    (9.59)  $      (7.37)           --           --          --
  Basic and diluted weighted
    average shares.................     2,120,365   2,049,800      1,254,200            --           --          --
Balance Sheet Data:
  Current assets...................  $    321,198  $  319,732   $    135,036    $   32,834   $   33,313  $   35,389
  Property and equipment, net......  $     95,254  $   59,073   $     11,781    $    8,143   $    8,266  $   10,080
  Total assets.....................  $    549,178  $  485,766   $    236,684    $   63,845   $   64,476  $   71,276
  Current liabilities..............  $    309,704  $  301,809   $    123,144    $   48,798   $   48,188  $   36,799
  Long-term debt (including current
    portion).......................  $    195,726  $  121,228   $     66,314    $   15,634   $   11,915  $   21,049
  Other non-current liabilities....  $     54,781  $   48,248   $     11,117    $    6,567   $    7,768  $    7,423
  Stockholders' equity.............  $      1,516  $   22,919   $     40,619    $    8,112   $    8,137  $    6,879

 See accompanying Notes to Selected Consolidated Financial Data of the Company.

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY:

    (1) On May 2, 1996, the Company acquired all of the outstanding shares of The Bekins Company ("Company Predecessor, Bekins"). See Note 3 to the Company's Consolidated Financial Statements.

    (2) Includes the operating results of Bekins Moving and Storage division ("BMS"). Upon acquisition of Bekins by the Company on May 2, 1996, BMS was treated as discontinued with the net assets of BMS recorded as a current asset. The following is selected financial information of BMS:

                                                                               YEAR ENDED
                                                                               MARCH 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
INCOME STATEMENT DATA:
  Revenues..............................................................  $  47,264  $  53,948
  Net revenues..........................................................     17,855     19,564
  Depreciation and amortization.........................................      1,237      1,453
  Operating income......................................................        243        470

    (3) Includes the results of Americas and Canada since their acquisition on November 1, 1996, the accounts of Services since its acquisition on November 7, 1996 and the accounts of LIW since September 30, 1997. See Note 3 to the Company's Consolidated Financial Statements.

    (4) On October 31, 1996, the Company applied proceeds from a bank borrowing facility (the "Old Credit Facility") to repay certain indebtedness incurred to finance the acquisition of Bekins. In connection with such transaction, the Company recorded an extraordinary loss of $1,661 ($997 net of tax) related to the write-off of unamortized deferred financing costs.

    On October 29, 1997, the Company applied proceeds from the sale of the Old Notes to repay the indebtedness outstanding under the Old Credit Facility. In connection with such transaction, the Company recorded an extraordinary loss of $3,821 ($2,293 net of taxes) related to the write-off of unamortized deferred financing costs.

    (5) Includes the operations of GLAS from July 13, 1998 (date of acquisition) through year end.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY, AND THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY INCLUDED ELSEWHERE IN THIS REPORT. THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH HEREIN AS WELL AS WITHIN THIS ANNUAL REPORT GENERALLY. ALSO, DOCUMENTS SUBSEQUENTLY FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION MAY CONTAIN FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE CHALLENGES AND UNCERTAINTIES INHERENT IN SUCCESSFULLY IMPLEMENTING ITS BRANDING, INFORMATION TECHNOLOGY AND COST REDUCTION STRATEGIES AND THE OTHER RISK FACTORS AND MATTERS IDENTIFIED HEREIN OR IN OTHER PUBLIC FILINGS BY THE COMPANY, INCLUDING THE COMPANY'S REGISTRATION STATEMENT ON FORM S-4 (FILE NO. 333-42607), FORM 8-K'S (FILED ON MARCH 5, 1999, NOVEMBER 23, 1998, SEPTEMBER 24, 1998, JULY 22, 1998 AND JUNE 22, 1998), QUARTERLY FORM 10-Q (FILED NOVEMBER 13, 1998, AUGUST 14, 1998 AND MAY 29, 1998), SUCH AS RISKS RELATING TO THE COMPANY'S LEVERAGE AND ABILITY TO SERVICE ITS DEBT OBLIGATIONS, CHALLENGES PRESENTED BY INTEGRATION OF RECENT ACQUISITIONS AND IN THE AMERICAS BUSINESS, RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND CURRENCY FLUCTUATIONS AND RISKS RELATED TO INFORMATION TECHNOLOGY IMPLEMENTATION AND INTEGRATION.

GENERAL

    The Company commenced operations on May 2, 1996 in connection with its acquisition of Bekins. On October 31, 1996, the Company acquired Americas and Canada and securities representing 33.3%, in the aggregate, of the common equity of Europe and Asia. On November 7, 1996, the Company acquired Services. On September 30, 1997, the Company acquired an additional 41.9% of the common equity of LIW and on December 15, 1997, the Company completed the acquisition of all of the remaining equity securities of LIW. On July 13, 1998, the Company purchased substantially all of the operating assets and assumed certain of the liabilities ("Air Services Acquisition") of Caribbean Air Services, Inc. ("CAS"). All acquisitions were accounted for by the purchase method of accounting, and accordingly, the book values of the assets and liabilities of the acquired companies were adjusted to reflect their fair values at the dates of acquisition.

    The portion of the Company's business that is focused on traditional transportation and logistics services normally experiences a higher percentage of its revenues and operating income in the fourth calendar quarter as volumes increase for the holiday season. Conversely, the Company's domestic household goods relocation business experiences approximately half of its revenue between June and September. In addition, Services has a significant project logistics business which is cyclical due to its dependence upon the timing of shipment volumes for large, one-time projects.

    The Company operates a global network that provides a broad range of transportation and logistics services through points of service in both industrialized and developing nations with a strong local presence in North America, Europe and Asia. Because of its global position, broad service offerings and technologically-advanced information systems, the Company believes it is well-positioned to participate in the growing trend for large corporations to outsource logistics and transportation distribution services. The Company's future operating results will be dependent on the economic environments in which it operates. Demand for the Company's services will also be affected by economic conditions in the industries of the Company's customers. The Company's principal businesses are directly impacted by the volume of domestic and international trade between the United States and foreign nations and among foreign nations.

    On March 4, 1999 the Company announced that it is restructuring its GeoLogistics Americas business into two independent operating units and realigning its products and services in light of a fourth quarter operating loss that reflects continuing challenges in its domestic freight forwarding business. The Americas operating unit has experienced a difficult freight forwarding environment as a result of generally lower volumes in this market and the effects of the Asian economic crisis. This environment and these effects may continue to adversely affect the Company's business. Additionally, the Americas domestic freight forwarding unit has experienced operating difficulties with respect to cost containment, systems integration and the suitability of existing business processes. As a result, Americas operating loss for the fourth quarter of 1998 of $19.6 million reflects $11.4 million of adjustments related primarily to increases in cartage accruals, the write-off of uncollectible accounts receivable and changes in reserve estimates based on a review of underlying business systems.

    As part of the restructuring process, a new management team has been put in place primarily to address the domestic operational situation. This new management team together with the Company's advisors will formulate initiatives which must be undertaken to attain the goal of profitability. Management will carefully evaluate these initiatives to determine their financial impact with a focus of implementing a restructuring process in an efficient and cost effective manner during 1999.

    The following comparison of Americas results for 1998 and 1997 should be read in conjunction with the Management's Discussion and Analysis for the year ended December 31, 1998 versus the year ended December 31, 1997.

                                                                           1998        1997
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Revenues..............................................................  $  269,834  $  373,585
                                                                        ----------  ----------
Net revenues..........................................................      70,400      84,961
Selling, general and administrative expenses..........................      95,973      84,173
Depreciation and amortization.........................................       5,120       3,417
                                                                        ----------  ----------
Operating loss........................................................  $   30,693  $    2,629
                                                                        ----------  ----------
                                                                        ----------  ----------

    Operational changes will include the separation of GeoLogistics Americas, Inc. into two independent operating units, Domestic and International, each with its own line management, thereby improving each division's focus on its core customers, agents, vendors and employees. In addition, surface transportation and cartage operations will be re-engineered in an effort to improve pricing, purchasing, utilization and internal business processes.

    The following discussion and analysis relates to the results of operations for the Company as reported for the years ended December 31, 1998 and 1997 and the period May 2, 1996 to December 31, 1996, and should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this Form 10-K.

                                                                      YEAR ENDED DECEMBER 31,      PERIOD FROM
                                                                      ------------------------   MAY 2, 1996 TO
                                                                          1998         1997     DECEMBER 31, 1996
                                                                      ------------  ----------  -----------------
                                                                       (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues............................................................  $  1,526,753  $  978,249     $   225,793
                                                                      ------------  ----------        --------
Net revenues........................................................       372,220     219,200          44,585
Selling, general and administrative expenses........................       366,268     204,733          37,554
Depreciation and amortization.......................................        18,126      30,398          16,310
                                                                      ------------  ----------        --------
Operating loss......................................................       (12,174)    (15,931)         (9,279)
Interest expense, net...............................................        16,984       8,576           2,981
Other expense.......................................................           214         211              --
Income tax expense (benefit)........................................         7,729      (8,420)         (4,013)
Minority interests..................................................          (932)     (1,067)             --
                                                                      ------------  ----------        --------
Loss before extraordinary item......................................       (38,033)    (17,365)         (8,247)
Extraordinary loss on early extinguishment of debt net of tax
  benefit ($1,528 and $664, respectively)...........................            --      (2,293)           (997)
                                                                      ------------  ----------        --------
Net loss............................................................  $    (38,033) $  (19,658)    $    (9,244)
                                                                      ------------  ----------        --------
                                                                      ------------  ----------        --------

YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

    REVENUES. The Company's revenues increased by approximately $548.6 million, to $1,526.8 million for the year ended December 31, 1998 from $978.2 million for the year ended December 31, 1997. There was approximately $593.1 million of increase related to the LIW Acquisition which was partially offset in 1998 by the temporary negative effect of strategically shifting to "owned" operations from agent representation in India and South Africa and the decreases described below. Also contributing additional revenue of $23.6 million in the period was the Air Services Acquisition. In addition, Network Solutions revenues increased $20.0 million, or 21.7% due primarily to increased volume from new customers. Services business unit revenues also increased $4.5 million, or 6.9% on higher volume in both project cargo and international relocation product lines. Revenues at the Americas business unit declined $103.8 million, or 27.8% due to lower domestic and international forwarding volumes. Additionally, Americas business between the U.S. and Puerto Rico was shifted to the management of Air Services during the third quarter which accounted for $18.5 million of the decrease.

    NET REVENUES. Net revenues, which represent gross profit after deducting transportation and other direct costs, increased by approximately $153.0 million, to $372.2 million for the year ended December 31, 1998 from $219.2 million for the same period in 1997. Net revenues as a percentage of revenues increased to 24.4% in 1998 from 22.4% for the same period in 1997 primarily due to a shift in product offerings to higher margin value-added services. Net revenue increases primarily reflect additional revenue contributed as a result of the LIW Acquisition ($152.2 million) and the Air Services Acquisition ($13.2 million) partially offset by a reduction in Americas net revenues. In addition, Network Solutions net revenues increased $2.8 million, or 13.4%, due to higher volumes.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $161.6 million, to $366.3 million for the year ended December 31, 1998 from $204.7 million for the year ended December 31, 1997. These expenses as a percentage of net revenues increased to 98.4% in 1998 from 93.4% for the same period in 1997 due to the higher expenses at the Americas business unit and for general corporate purposes in addition to specific corporate initiatives relating to the new branding strategy, the logistics consulting infrastructure team and strategic information technology projects. These corporate initiatives are in support of the new strategic focus of globally branded integrated logistics solutions which amounted to $4.1 million. The Company also incurred $1.9 million of operational start-up costs in the period ended December 31, 1998 related to new supply chain and logistics management contractual service agreements and operations in India and Russia. Excluding the costs related to the strategic corporate initiatives and the start-up costs, other selling, general and administrative expenses as a percentage of net revenues increased in the period to 96.8% from 93.4%. Selling, general and administrative expenses relating to the LIW and Air Services Acquisitions amounted to $144.6 million of the increase from 1997. The remaining $13.9 million increase was primarily due to the strategic corporate initiatives previously discussed, sales and administrative infrastructure improvements and additions at the Americas business unit and Network Solutions, customer start-up costs, and costs of approximately $1.1 million for start-up costs relating to new company owned operations in India and the Caspian Sea area of the CIS.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased 40.4% to $18.1 million for the year ended December 31, 1998 compared to $30.4 million for the year ended December 31, 1997 primarily as the result of a $20.6 million decrease in amortization of intangible assets (acquired in the 1996 acquisitions) that was fully amortized by the end of 1997. The decrease was partially offset by an additional $4.0 million of depreciation and amortization resulting from the LIW and Air Services Acquisitions.

    OPERATING LOSS. The Company recorded a $12.2 million operating loss for the year ended December 31, 1998 compared to a $15.9 million operating loss for the year ended December 31, 1997. These improved results were due primarily to the operating profits of LIW and Air Services ($19.9 million) and lower amortization expense ($12.3 million) offset by the increased losses at the Americas business unit, higher corporate operating expenses, costs associated with the strategic initiatives previously discussed, and customer start-up costs.

    Operating profit, excluding depreciation and amortization, and corporate expenses, decreased $6.8 million to $16.6 million for the year ended December 31, 1998 compared to $23.4 million for the year ended December 31, 1997. Improvements due to the LIW and Air Services Acquisitions were offset by higher operating losses at the Americas business unit.

    Operating loss for the year ended December 31, 1998 includes results of the Air Services business unit since its acquisition on July 13, 1998 as well as synergies related to operational efficiencies from their effective date in the same period. These synergies related to consolidation of aircraft lift and related aircraft operating expenses between Air Services and Americas business unit as well as similar consolidation cost benefits of Puerto Rico operations bases. Had the acquisition and all related synergy initiatives been completed as of January 1, 1998, operating loss would have been estimated to decrease approximately $8.3 million in the year ended December 31, 1998 representing historical results of CAS, benefit of synergy activities, and no change in revenues.

    INTEREST EXPENSE, NET. Interest expense, net, increased by approximately $8.4 million, to $17.0 million for 1998 from $8.6 million for the year ended December 31, 1997. The increase was associated with the issuance of the Company's 9 3/4% Senior Notes (the "Senior Notes") in October 1997, issuance of the $15 million debt to finance the Air Services Acquisition and higher levels of working capital-related borrowings.

    INCOME TAX PROVISION. The income tax provision for the year ended December 31, 1998 increased $16.1 million to a $7.7 million provision versus a $8.4 million tax benefit for the same period of 1997. The increase is due to operating losses incurred during 1998 for which no income tax benefit has been recorded.

    MINORITY INTERESTS. Interests held by minority shareholders in the earnings of certain foreign subsidiaries were $0.9 million and $1.1 million for the year ended December 31, 1998 and 1997, respectively.

    NET LOSS. Net loss increased by $18.3 million to $38.0 million for the year ended December 31, 1998 compared to $19.7 million for the same period of 1997. This increase is due primarily to an increase in losses attributable to the Americas, interest expense and income taxes partially offset by a reduction in the operating loss of other business units which was attributable to lower depreciation and amortization and the operating profits generated by the LIW and Air Services Acquisitions.

YEAR ENDED DECEMBER 31, 1997 VERSUS PERIOD FROM MAY 2, 1996 TO DECEMBER 31, 1996

    REVENUES. The Company's revenues increased by approximately $752.4 million, to $978.2 million for the year ended December 31, 1997 from $225.8 million for the period ended December 31, 1996. Approximately $250.0 million of the increase related to the LIW Acquisition and the full year operations of 1996 acquisitions accounted for $502.4 million of the increase. The majority of the remaining increase was volume related with only minimal gains relating to price increases in 1997.

    NET REVENUES. Net revenues increased by approximately $174.6 million, to $219.2 million for the year ended December 31, 1997 from $44.6 million for the period ended December 31, 1996. Net revenues as a percentage of revenues increased to 22.4% from 19.7% for the same period in 1996 primarily due to a shift in product offerings to higher margin value-added services in LIW. Net revenues increases are primarily the result of the LIW Acquisition ($62.0 million) and full year operating results for the 1996 acquisitions of $112.6 million.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Other operating expenses increased by approximately $167.1 million, to $204.7 million for the year ended December 31, 1997 from $37.6 million for the period ended December 31, 1996. Other operating expenses as a percentage of net revenues 1997 increased to 93.4% from 84.2% for the same period in 1996 due to the higher expenses of LIW compared to net revenues (96.7%). Operating expenses relating to the LIW Acquisition amounted to $58.1 million of the change for 1996. The remaining $109.0 million increase was due to a full year of expenses for 1996 acquisitions.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 86.4% to $30.4 million for the year ended December 31, 1997 compared to $16.3 million for the period ended December 31, 1996 as a result of higher amortization relating to intangible assets acquired in the 1996 acquisitions now included for a full year in the results of operations. In connection with the 1996 acquisitions, the Company incurred a significant amount of goodwill and other intangible assets of which approximately $14.2 million and $23.9 million was amortized in the Company's financial statements for the periods ended December 31, 1996 and 1997, respectively.

    OPERATING LOSS. The Company recorded a $15.9 million loss for the year ended December 31, 1997 as compared to $9.3 million for the period ended December 31, 1996 due to an increase in charges for depreciation and amortization expense relating primarily to the 1996 acquisitions and an increase in other operating expenses. Operating income was also negatively affected by certain non-recurring items which amounted to $.5 million and $3.7 million in the 1996 and 1997 periods, respectively. Substantially all of such charges related to redundancy costs and severance expenses.

    INTEREST EXPENSE, NET. Interest expense, net, increased by approximately $5.6 million, to $8.6 million for 1997 from $3.0 million for the period ended December 31, 1996. The increase was associated with higher levels of working capital-related borrowings, a full year of expense relating to borrowings in 1996 to finance acquisitions and the issuance of the Senior Notes which was completed in October 1997.

    SHARE OF INCOME (LOSS) IN EQUITY INVESTMENT. The share of loss in equity investment represents the Company's portion of losses incurred by LIW's Italian affiliate. LIW's portion of such losses was approximately $0.2 million for the three months ended December 31, 1997, the period of LIW ownership by the Company.

    INCOME TAX PROVISION. Income tax benefit changed by approximately $4.4 million, to a tax benefit of $8.4 million for 1997, from $4.0 million for the period ended December 31, 1996. The tax benefit for 1997 produced an effective benefit rate of 32.7% which was comparable to the period ended December 31, 1996.

    MINORITY INTERESTS. Interests held by minority shareholders in certain subsidiaries of LIW increased by $1.1 million, for the three months ended December 31, 1997, the period of LIW ownership by the Company.

    NET LOSS. Net loss increased by $10.5 million to $19.7 million for 1997 compared to $9.2 million for the period ended December 31, 1996. This increase is due primarily to higher other operating expenses, depreciation and amortization, and interest expense partially offset by an increase in the tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

    During the year ended December 31, 1998, net cash used by operating activities was $43.9 million versus $7.7 million in 1997. Cash used in investing activities was $61.2 million versus $18.7 million in 1997 and primarily consisted of the acquisition of Air Services and strategic information technology related capital expenditures. Cash provided by financing activities was $84.1 million versus $38.3 million in 1997 and primarily consisted of additional borrowings under the U.S. revolving line of credit and by certain foreign subsidiaries, funds borrowed to finance the acquisition of Air Services and the sale of preferred stock.

    The Company's capital expenditures for 1998 were $34.0 million of which $22.8 million related to information technology projects. For 1999 capital expenditures are estimated to be $11.2 million which includes $5 million related to information technology projects.

    Within North America, the Company has utilized borrowings under its credit facilities to meet working capital requirements and to fund capital expenditures principally related to the improvement of information systems in support of the strategic information technology plan. At December 31, 1998, the Company had a working capital borrowing base under its credit facility of $97.7 million, $49.1 million outstanding working capital related borrowings and $26.1 million outstanding letter of credit commitments. The Company's credit agreement, the indenture related to the Senior Notes and the credit facility related to the Air Services Acquisition contain certain restrictive covenants. These restrictive covenants, as amended, include covenants related to the maintenance of EBITDA and interest charge coverage ratios, limitations on indebtedness, limitations on restricted payments including dividends, limitations on sales of assets and subsidiary stock, limitations on transactions with affiliates, provisions relating to changes of control, limitations on liens, sale or issuance of capital stock of restricted subsidiaries, sale/leaseback transactions, and restrictions on mergers, consolidation and sales of assets.

    Total borrowings of foreign operations at December 31, 1998 were approximately $14.8 million, representing a combination of short and long-term borrowings and capital leases. Funding requirements have historically been satisfied by cash generated from operations and borrowings under various bank credit facilities. Under the Company's existing credit facility, a certain amount of borrowing capacity is based upon the level of accounts receivable in the United Kingdom.

    As of December 31, 1998, the Company had $110.0 million of debt relating to the Senior Notes, $15.0 million of unsecured floating rate debt, $21.6 million of other funded indebtedness outstanding and $49.1 million borrowings under the Company's $100 million revolving credit facility (the "Credit Facility"). The Company had approximately $26.1 million in letters of credit outstanding under the Credit Facility, leaving approximately $22.5 million of unused credit commitment under such facility.

    On February 26, 1999, the Company executed an amendment to the Credit Facility (the "Amendment"). The Amendment includes revised financial covenants and additional collateral that were required as result of the recent operating results of the Company. The Amendment (a) provides for an additional $30.5 million commitment by one of the Company's existing lenders (the "Supplemental Lender") to make loans, which will become due and payable on December 31, 2002 (subject to extension upon the extension of the maturity date), and to issue letters of credit, (b) requires the obligors under the Credit Facility to grant a security interest in all of their personal property, including all trademarks and other intangibles, to the extent not already included in the collateral, and one item of real property to secure the loans under the Credit Facility, (c) amends the EBITDA and interest coverage ratio covenants for the period from and after December 31, 1998 to and including December 31, 1999, (d) increases the restrictions regarding the making of investments and acquisitions and prohibits the payment of management fees by the Company and certain of its subsidiaries prior to the date following March 31, 1999 on which the Company is in compliance with the original EBITDA and the Interest Charge Coverage Ratio covenants or, in the case of the management fees, the earlier satisfaction of certain other tests, and (e) increases the margins applicable to eurodollar and base rate loans based on specified funded debt ratios. The Company applied approximately $15.0 million of borrowings under the amended credit facility to repay indebtedness incurred to finance the Air Services Acquisition. Because of the undetermined impact of the restructuring on GeoLogistics Americas, and because of the uncertainties surrounding the performance of GeoLogistics Americas, the Company may have to seek again to amend those covenants or other covenants in the Credit Facility.

    The indenture relating to the Company's Senior Notes generally provides that, subject to certain exceptions, the Company may not incur indebtedness unless on the date of such incurrence the consolidated coverage ratio of the Company exceeds 2.25 to 1.0 and that the restricted subsidiaries of the Company may not incur indebtedness unless on the date of such incurrence the consolidated coverage ratio of the Company exceeds 2.5 to 1.0. The indenture permits the Company to incur up to $100 million of indebtedness pursuant to its bank credit agreement, notwithstanding the Company's inability to meet the consolidated coverage ratio test. As of March 26, 1999, the Company had incurred $55.0 million of indebtedness under its Credit Facility and, as of such date, the Company would have been able to incur only $23.3 million of additional indebtedness under such facility. In addition, the indenture permits the Company to incur up to $30 million under its foreign credit facilities notwithstanding the Company's inability to meet the consolidated coverage ratio. As of March 26, 1999, the Company had incurred $15.0 million of indebtedness under its foreign credit facilities and as of such date, would have been able to incur only $15.0 million of additional indebtedness under such facilities in compliance with the terms of the indenture.

    The Company is highly leveraged and has significant interest expense obligations under the Credit Facility and Senior Notes. Furthermore, the indenture and the Credit Facility contain numerous other financial and operating covenants. The ability of the Company to comply with such covenants will be dependent upon the Company's future performance, which is subject to financial, economic, competitive, regulatory and other factors affecting the Company and its subsidiaries, many of which are beyond their control. If the Company is unable to improve operations at the Americas unit or otherwise generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing or delaying planned expansions or capital expenditures, selling or leasing assets, restructuring debt or obtaining additional debt or equity capital. On February 26, 1999 certain shareholders and their affiliates provided $15.5 million of additional credit support to the Company through the provision of letters of credit to the Supplemental Lender pursuant to the Amendment to the Credit Facility. The Company is investigating strategic alternatives to finance future operations, including the sale of non-core assets. There can be no assurance that any of these alternatives could be effected on satisfactory terms, and any resort to alternative sources of funds could impair the Company's competitive position.

YEAR 2000.

    The Company is currently engaged in a comprehensive project to upgrade its information technology including hardware and software that will consistently and properly recognize the Year 2000 ("Year 2000 Plan"). As a provider of global logistics and transportation services, the Company is reliant on its computer systems and applications to conduct its business. In addition to these systems, the Company is also reliant upon the system capabilities of its business partners. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. As a result a majority of the Company's financial systems are already in compliance with the Company's objectives and all computing hardware of the Company is Year 2000 compliant. An extensive review has also been made of all remaining internal systems. All of the operational systems in Europe and Asia are in compliance with North America scheduled for completion in June 1999 except for Services which is expected by September 1999. Financial systems in all of Asia, most of Europe and North America are also in compliance. The remainder of Europe and North America are expected to be completed by May 1999 except for Services, which is expected to be completed in July 1999. As part of this process the Company is also surveying embedded systems to ensure Year 2000 compliance with schedule completion by December 1999.

    The Company has conducted a survey of its business partners most of whom have certified Year 2000 compliance, however, the Company is still gathering information from the airlines. The Company is also working with major customers to gain Year 2000 certification with them in response to their inquiries and surveys.

    The Company estimates total costs of the compliance process to be approximately $1.1 million of which $0.9 million has been spent through December 31, 1998. This does not include the costs associated with the Company's strategic information plan much of which addresses the Year 2000 project as well as strategic initiatives.

    The Year 2000 Plan prepared by the Company has been designed to identify points of failure and corrective actions to avoid systems failures. Procedures have been designed and systems implemented to prevent invalid dates from customers and suppliers from impacting Company systems. The Company believes the risk of operational failure from internal systems is minimal. The Company also believes that there are sufficient transportation providers who can meet the Company's contractual commitments even if some carriers are impaired by the Year 2000 problem. For those parties for which the Company has identified to be non-Year 2000 compliant, the Company intends to secure alternate carriers who are Year 2000 ready in order to continue to provide basic business services.

    The Company has already prepared manual operational procedures which are in place should disruption from a Company system or third party system occur. In addition, all system development will be stopped and all technical resources will be available for any unexpected system problems during the first quarter of 2000.

CONVERSION TO THE EURO CURRENCY

    On January 1, 1999, certain member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the European Union's common currency ("euro"). The Company conducts business in member countries. The transition period for the introduction of the euro will be between January 1, 1999 and June 30, 2002. The company is addressing the issues involved with the introduction of the euro. The more important issues facing the company include: converting information technology systems; reassessing currency risk; negotiating and amending contracts; and processing tax and accounting records.

    Based upon progress to date the company believes that use of the euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the euro is not expected to have a material effect on the company's financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market values of its investments.

POLICIES AND PROCEDURES

    In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates and fluctuations in the value of foreign currencies using a variety of financial instruments.

    In order to mitigate the impact of fluctuations in the general level of interest rates, the Company generally maintains a large portion of its debt as fixed rate in nature by borrowing on a long-term basis. At December 31, 1998, 56% of the total outstanding debt of the Company was at fixed rates. At year-end, the fair value of the Company's long-term debt was estimated at $188.7 million versus a book value of $195.7 million. The impact of a hypothetical 10% adverse change in interest rates would be approximately $214,000.

    The Company's objectives in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes and allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to minimize the impact of currency movements on certain existing commitments and anticipated foreign earnings. The Company may use a combination of financial instruments to manage these risks, including forward contracts or option related instruments. The principal currencies hedged are the British pound, German mark, Canadian dollar and some Asian currencies such as the Hong Kong dollar and Singapore dollar. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures for the next year. The gains and losses on these contracts are offset by changes in the value of the related exposures. At December 31, 1998 the Company had approximately $44.5 million in notional amounts of forward contracts and options outstanding. The credit and market risks under these agreements are not considered to be significant since the counterparties have high credit ratings. In addition, the net investment position in these forward contracts and options is not material.

    The Company's pretax earnings from foreign subsidiaries and affiliates translated into U.S. dollars using a weighted average exchange rate was $14.9 million for the year ending December 31, 1998. On that basis, the potential loss in the value of the Company's pretax earnings from foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would amount to $270,000.

    It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for speculative purposes.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                           PAGE
                                                                                         ---------
Reports of Independent Auditors........................................................         43
Consolidated Balance Sheets............................................................         46
Consolidated Statements of Operations..................................................         47
Consolidated Statements of Cash Flows..................................................         48
Consolidated Statements of Stockholders' Equity........................................         49
Notes to Consolidated Financial Statements.............................................         50
Schedule II  Valuation and Qualifying Accounts.........................................         73

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required, are inapplicable or the required information has already been provided elsewhere in the registration statement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On November 16, 1998 (the "Effective Date of Termination"), the Company agreed with Deloitte & Touche, LLP ("D&T") that D&T would not stand for re-election as the Company's independent accountants.

    D&T's reports on the consolidated financial statements of GeoLogistics Corporation for the year ended December 31, 1997 and the period from May 2, 1996 (date operations commenced) through December 31, 1996 did not contain an adverse opinion, or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles.

    During the two most recent fiscal years of the Company, and the period beginning on January 1, 1998 and ending on the Effective Date of Termination, there have been no disagreements between the Company and D&T on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of D&T, would have caused D&T to make reference to the subject matter of the disagreements in connection with its reports. In addition, there have been no events requiring disclosure under Item 304(a)(1)(v) of Regulation S-K.

    D&T has furnished the Company with a letter addressed to the Securities and Exchange Commission (the "Commission") stating that D&T agrees with the statements made by the Company.

    Effective November 19, 1998 (the "Effective Date of Engagement"), the Company engaged Ernst & Young LLP ("E&Y") as its independent auditors.

    The decision to change accountants was approved by the Audit Committee of the Company's Board of Directors.

    During the two most recent fiscal years prior to the Effective Date of Engagement and all subsequent interim periods preceding the date hereof, neither the Company nor someone on its behalf has consulted E&Y regarding any matters or events as set forth in Item 304 (a) (2) of Regulation S-K.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the directors, executive officers and certain key management personnel of the Company and certain of its subsidiaries as of March 30, 1999. Members of the Board of Directors are elected annually and hold office from the time of their election and qualification until the annual meeting of stockholders at which their term expires or their successor is elected and qualified or until their earlier resignation or removal. Executive officers are elected by and serve at the discretion of the Board of Directors until their successors are duly chosen and qualified.

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Roger E. Payton(1)...................................          43   President, Chief Executive Officer and Director
Miles R. Stover......................................          50   Chief Financial Officer
Luis F. Solis........................................          41   Executive Vice President of Strategic Marketing
Larry Tieman.........................................          50   Chief Information Officer
Ronald Jackson.......................................          46   Vice President, Secretary and General Counsel
Terry G. Clarke......................................          43   Vice President-Treasurer
Kenneth R. Batko.....................................          48   Vice President-Corporate Controller
William E. Simon, Jr.(2).............................          47   Chairman of the Board
Vincent J. Cebula(1)(2)(3)...........................          35   Director
Richard J. Goldstein(2)..............................          33   Director
Stephen A. Kaplan(2).................................          40   Director
Michael B. Lenard(1)(2)..............................          43   Director
Conor T. Mullett(2)(3)...............................          32   Director
William E. Myers, Jr.................................          39   Director

------------------------

(1) Member of Executive Committee of the Board of Directors.

(2) Pursuant to a stockholders agreement, Logistical Simon L.L.C. ("Logistical Simon") has the right to designate three members to the Board of Directors, OCM Principal Opportunities Fund, L.P. (the "Opportunities Fund") has the right to designate two members of the Board of Directors and TCW Special Credits Fund V--The Principal Fund (the "Principal Fund") has the right to designate one member of the Board of Directors. Messrs. Simon, Lenard and Mullett are designees of Logistical Simon, Messrs. Cebula and Goldstein are designees of the Opportunities Fund and Mr. Kaplan is the designee of the Principal Fund.

(3) Member of Audit Committee, Compensation Committee and Executive Committee.

    ROGER E. PAYTON has been a director of the Company and the President and Chief Executive Officer of the Company since May 1996. From 1982 to 1995 Mr. Payton was the Chief Executive Officer of the following subsidiaries of NFC plc, a logistics company: (i) Pickfords Industrial Ltd. (1982 to 1984), a U.K.-based industrial and manufacturing services company providing transport, shipping, installation and electrical and mechanical services, (ii) Merchants Home Delivery Services Inc. (1985 to 1987 and 1991 to 1995), a U.S.-based delivery and logistics services company providing logistics-related services to United States and Canadian home furnishing retailers and manufacturers, and (iii) Allied Van Lines Inc. (1988 to 1990), a U.S.-based van line offering relocation services, high value product logistics services, international shipping and freight forwarding services and insurance products to a wide array of industries and consumers.

    MILES R. STOVER has been Chief Financial Officer since January 1999. From December 1998 to date, Mr. Stover has been a principal at Crossroads Capital Partners LLC, a national consulting firm. From 1995 to 1998 Mr. Stover was President of Turnaround Inc., a business recovery services company. From 1991 to

1995 Mr. Stover was President of the Lucks Company Food Equipment Company, a manufacturer of commercial bakery equipment. Mr. Stover is a Certified Turnaround Professional, a Certified Management Consultant and a Certified Professional Consultant to Management. Mr. Stover serves on various private company boards of directors.

    LUIS F. SOLIS has been the Executive Vice President of Strategic Marketing of the Company since March 1997. From May 1996 to February 1997, Mr. Solis was Vice President of Business Development of GE Capital Logistics, a logistics services venture of GE Capital Corporation. Prior to joining GE, Mr. Solis served as Vice President of Strategic Marketing, Global Strategies for Skyway Freight Systems, a third-party logistics subsidiary of Union Pacific Corporation, from 1994 to 1996. Mr. Solis served as Vice President of Global Marketing for Circle International, a global freight forwarder, from 1991 to 1994.

    LARRY TIEMAN has been Chief Information Officer of the Company since March 1997. He was Chief Information Officer for GE Capital Logistics from May 1996 to February 1997. Prior thereto, Mr. Tieman was Senior Vice President and Chief Information Officer for Schneider National Incorporated, a logistics company, from October 1993 to May 1996, and the Chief Technology Officer of the Nielson division of Dunn & Bradstreet, a market research company, from 1990 to 1993.

    RONALD JACKSON has been Vice President and General Counsel of the Company since September 1997. Mr. Jackson was Legal Director and Secretary of LIW from January 1996 to September 1997 and was Group Legal Advisor for LEP Group plc from October 1989 to December 1995.

    TERRY G. CLARKE has been Vice President-Treasurer of the Company since September 1997. From October 1995 to November 1996, Mr. Clarke was Assistant Treasurer with the M.A. Hanna Company, a Cleveland based chemicals company. Prior to that, Mr. Clarke served as Director of Planning and Control of B.F. Goodrich's ("Goodrich") Water Systems Group, was Director, Finance and Banking for Goodrich and held various other management positions in the United States and Canada for Goodrich from 1988 to 1995.

    KENNETH R. BATKO has been Vice President-Corporate Controller since November 1997. From 1994 to 1997, Mr. Batko was Assistant Controller with Anixter International Inc., a supplier of wiring systems and networking products. From 1982 to 1993, Mr. Batko was the Director of Financial Reporting for Anixter Inc., a subsidiary of Anixter International. Mr. Batko is a certified public accountant.

    WILLIAM E. SIMON, JR. has been the Chairman of the Board of Directors of the Company since May 1996. Mr. Simon has been the Executive Director of WESS since 1988. In addition, Mr. Simon is a director of William E. Simon & Sons (Asia), LDC, WESS's affiliate merchant bank based in Hong Kong. Mr. Simon also serves on the boards of directors of Hanover Compressor Co. and various private companies.

    VINCENT J. CEBULA has been a director of the Company since May 1996. He is also a Managing Director of Oaktree, where he has worked since 1995. Pursuant to a subadvisory agreement with TCW Asset Management Company ("TCW"), the general partner of the Principal Fund, Oaktree provides investment management services to the Principal Fund. Mr. Cebula was a Senior Vice President of Trust Company of the West and TCW from 1994 to 1995. Prior thereto, Mr. Cebula was Executive Assistant to the Vice Chairman of Brooke Group Ltd. where he was responsible for the coordination of financing and investment banking activities. Mr. Cebula also serves on the boards of directors of various private companies.

    RICHARD J. GOLDSTEIN has been a director of the Company since May 1996 and is a Senior Vice President of Oaktree where he has worked since 1995. Mr. Goldstein was an Assistant Vice President of Trust Company of the West and TCW from 1994 to 1995. Prior thereto, Mr. Goldstein was an Associate in the Corporate Finance Department of Jefferies & Company, Inc. Mr. Goldstein also serves on the boards of directors of various private companies.

    STEPHEN A. KAPLAN has been a director of the Company since May 1996 and is a principal of Oaktree. Prior to joining Oaktree in June 1995, Mr. Kaplan was a Managing Director of Trust Company of the West and TCW. Prior to joining TCW in 1993, Mr. Kaplan was a partner in the law firm of Gibson, Dunn & Crutcher. Mr. Kaplan serves on the boards of directors of Acorn Products, Inc., KinderCare Learning Centers, Inc., Roller Bearing Holding Company, Inc. and various private companies.

    MICHAEL B. LENARD has been a director of the Company since April 1996 and is a Managing Director and the Counsellor of WESS. In addition, Mr. Lenard is a director of William E. Simon & Sons (Asia), LDC, WESS affiliate merchant bank based in Hong Kong, and the President of WESSHIP, Inc., the general partner of certain WESS affiliated limited partnerships that have invested in the shipping industry. Prior to joining WESS in early 1993, Mr. Lenard was a partner in the international law firm of Latham & Watkins. Mr. Lenard is also a director of various private companies.

    CONOR T. MULLETT has been a director of the Company since May 1996 and is a Senior Vice President of WESS. From 1996 to 1998 Mr. Mullet was a Vice President of WESS and from 1994 to 1996 Mr. Mullett was an Associate at WESS. From 1993 to 1994 Mr. Mullett was an Associate at GE Capital Corporation. Mr. Mullett is also a director of various private companies.

    WILLIAM E. MYERS, JR. has been a director of the Company since May 1996. Since 1998 Mr. Myers has been Chairman of the Board and Chief Executive Officer of Consolidation Partners Inc., a private equity firm. From 1989 to 1998 Mr. Myers has been Chairman of the Board and Chief Executive Officer of W.E. Myers & Co., a private merchant bank. Mr. Myers is also a director of Roller Bearing Holding Company, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

    REPORT OF THE COMPENSATION COMMITTEE. The Compensation Committee of the Board of Directors has furnished the following report on executive compensation for fiscal 1998.

    The Company's compensation program for executives consists of three key elements:

    - Base salary,

    - Performance-based annual bonus,

    - Periodic grants of stock warrants.

    The Compensation Committee believes that this three-part approach best serves the interests of the Company and its stockholders. It enables the Company to meet the requirements of the highly competitive environment in which the Company operates while ensuring that executive officers are compensated in a way that advances both the short- and long-term interest of stockholders. Under this approach, compensation for these officers involves a high proportion of pay that is "at risk"--namely, the annual bonus and stock warrants. The variable annual bonus permits individual performance to be recognized on an annual basis, and is based, in significant part, on an evaluation of the contribution made by the officer to Company performance. Stock warrants relate a significant portion of long-term remuneration directly to stock price appreciation realized by all of the Company's stockholders.

    BASE SALARY. Base salaries for the Company's executive officers, as well as changes in such salaries, are based upon recommendations by the Chief Executive Officer, taking into account such factors as competitive industry salaries; a subjective assessment of the nature of the position; the contribution and experience of the officer, and the length of the officer's service. These recommendations are reviewed with the Compensation Committee, which then approves or disapproves such recommendations.

    ANNUAL BONUS. Annual bonuses for fiscal 1998 to executive officers of the Company were granted under the Company's annual bonus performance plan for Executive Officers. This plan is administered by the Executive Committee.

    Under the plan, the Committee establishes specific annual "performance targets" for each covered executive officer. The performance targets may be based on one or more of the following business criteria: earnings before interest, taxes, depreciation and amortization (EBITDA), return on assets and completion of personal business objectives, or on any combination thereof. The maximum bonus for any fiscal year may not exceed 50% of base salary in the case of the Chief Executive Officer and between 40% and 50% in the case of all other executives.

    STOCK WARRANTS. Stock warrants may be made to executive officers upon initial employment, upon promotion to a new, higher level position that entails increased responsibility and accountability, in connection with the execution of a new employment agreement, or at the discretion of the Compensation Committee. Warrants are recommended by the Chief Executive Officer of the Company to the Compensation Committee whose approval is required.

    The Compensation Committee is made up of Vincent J. Cebula and Conor T. Mullett.

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. None of the members of the Board's Compensation Committee is or has been an employee of the Company.

    SUMMARY COMPENSATION TABLE. The Summary Compensation Table below sets forth the annual base salary and other annual compensation earned in 1998, 1997 and 1996 by Mr. Payton the four other most highly-paid executive officers of the Company whose cash salary and bonus compensation exceeded $100,000 in 1998 (the "Named Executive Officers").

                                                                     LONG TERM
                                                                    COMPENSATION
                                                                    ------------
                                        ANNUAL COMPENSATION          SECURITIES
                                   ------------------------------    UNDERLYING         ALL OTHER
                                   FISCAL   SALARY        BONUS     OPTIONS/SARS      COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR      $              $            #                  $
---------------------------------  ----  ----------     ---------   ------------   -------------------
Roger E. Payton..................  1998     365,000            --         --              50,507(3)
  Director, President              1997     349,726       100,000         --              41,623(3)
  and Chief Executive Officer      1996     165,416(1)     75,000    175,000              19,432(3)

Gary S. Holter...................  1998     250,000(2)         --      5,000              24,615(4)
  Chief Financial Officer          1997     212,500        62,500     37,500              21,818(4)
                                   1996     160,000       100,000         --              12,219

Luis F. Solis....................  1998     250,000            --      5,000              24,348(5)
  Executive Vice President of      1997     208,340(1)     62,500     37,500              22,159(5)
  Strategic Marketing

Larry Tieman.....................  1998     250,000            --      5,000              24,390(6)
  Chief Information Officer        1997     208,340(1)     62,500     37,500              16,839(6)

Ronald Jackson...................  1998     170,000            --         --              20,416(7)
  Vice President, Secretary and    1997      42,500(1)                 8,000              14,309(7)
  General Counsel

------------------------

(1) Mr. Payton began his employment with the Company in May 1996. Messrs. Solis and Tieman began their employment with the Company in March 1997 and Mr. Jackson began his employment with the Company in October 1997.

(2) Mr. Holter was Chief Financial Officer of the Company from January 1997 through February 1999 and Executive Vice President and Chief Financial Officer of Bekins in 1996.

(3) Mr. Payton received an automobile allowance of $12,000, $12,000 and $6,500 in 1998, 1997 and 1996, respectively. Additionally, the Company paid $23,316, $23,198 and $4,965 in premiums for a life insurance policy for Mr. Payton in 1998, 1997 and 1996, respectively, and contributed $15,191, $6,425 and $7,967 in 1998, 1997 and 1996, respectively, as a matching payment to the account established for Mr. Payton's benefit pursuant to the Deferred Plan (as defined).

(4) Mr. Holter received an automobile allowance of $12,000, $11,100 and $6,600 in 1998, 1997 and 1996, respectively. Additionally, in 1998, 1997 and 1996 the Company paid $1,273, $1,145 and $537, respectively, in premiums for a life insurance policy for Mr. Holter and contributed $11,342, $9,573 and $5,082 in 1998, 1997 and 1996, respectively, as matching payments to accounts established for Mr. Holter's benefit pursuant to the Deferred Plan and the Company's 401(k) plan.

(5) Mr. Solis received an automobile allowance of $12,000 and $10,000 in 1998 and 1997, respectively. Additionally, in 1998 and 1997 the Company paid $1,010 and $909, respectively in premiums for a life insurance policy for Mr. Solis and contributed $11,338 and $11,250, respectively in 1998 and 1997 as matching payments to an account established for Mr. Solis' benefit pursuant to the Deferred Plan.

(6) Mr. Tieman received an automobile allowance of $12,000 and $10,000 in 1998 and 1997, respectively. Additionally, in 1998 and 1997 the Company paid $2,390 and $2,151, respectively in premiums for a life insurance policy for Mr. Tieman and contributed $10,000 and $4,688, respectively in 1998 and 1997 as matching payments to an account established for Mr. Tieman's benefit pursuant to the Deferred Plan.

(7) Mr. Jackson received an automobile allowance of $12,000 and $3,000 in 1998 and 1997, respectively. Additionally, in 1998 and 1997 the Company paid $1,924 and $1,116, respectively in premiums for a life insurance policy for Mr. Jackson, in 1997 reimbursed $10,193, of relocation expenses and in 1998 contributed $6,492 as matching payments to an account established for Mr. Jackson's benefit pursuant to the Deferred Plan.

COMPENSATION OF DIRECTORS

    Non-employee directors are not currently compensated for their services, but receive reimbursement of reasonable out-of-pocket expenses incurred in connection with board meetings or director-related activities. The Stockholders Agreement does, however, provide that certain members of the Board of Directors will be entitled to receive compensation if directors who are employees of the Company or directors who were admitted after November 7, 1996 receive additional compensation in their capacity as directors.

    WARRANT GRANTS IN 1998. The following table contains information concerning the grant of warrants made during the year ended December 31, 1998 to the Named Executive Officers. The table also lists potential realizable value of such warrants on the basis of assumed annual compounded stock appreciation rights of 5% and 10% over the life of the warrants, which is set for a maximum of ten years.

                                                                                        POTENTIAL
                                                                                       REALIZABLE
                                                                                        VALUE AT
                                 INDIVIDUAL GRANTS                                   ASSUMED ANNUAL
                             --------------------------                              RATES OF STOCK
                                            PERCENT OF                                    PRICE
                              NUMBER OF       TOTAL                                   APPRECIATION
                             SECURITIES      WARRANTS                                  FOR WARRANT
                             UNDERLYING     GRANTED TO    EXERCISE OF                     TERM
                              WARRANTS     EMPLOYEES IN   BASE PRICE    EXPIRATION   ---------------
NAME                         GRANTED (#)   FISCAL YEAR      ($/SH)         DATE      5%($)   10%($)
---------------------------  -----------   ------------   -----------   ----------   ------  -------
Gary S. Holter.............     5,000          33.3%        $45.00       3/1/07       (1)      (1)
Luis F. Solis..............     5,000          33.3%         45.00       3/1/07       (1)      (1)
Larry Tieman...............     5,000          33.3%         45.00       3/1/07       (1)      (1)

------------------------

(1) The potential realizable value at a 5% and 10% assumed annual rate of stock price appreciation is below zero.

    FISCAL YEAR END WARRANT VALUES. The following table sets forth information concerning the fiscal year-end value of unexercised warrants held by Mr. Payton and the Named Executive Officers. There were no warrants exercised during 1998.

                                             NUMBER OF SECURITIES            VALUE OF
                                            UNDERLYING UNEXERCISED   UNEXERCISED IN THE MONEY
                                             WARRANTS AT 12/31/98      WARRANTS AT 12/31/98
NAME                                        EXERCISABLE/UNEXERCISABLE EXERCISABLE/NONEXERCISABLE
------------------------------------------  -----------------------  ------------------------
Roger E. Payton...........................        87,500/175,000               (1)
Gary S. Holter............................         17,500/42,500               (1)
Luis F. Solis.............................         17,500/42,500               (1)
Larry Tieman..............................         17,500/42,500               (1)
Ronald Jackson............................           2,668/8,000               (1)

------------------------

(1) None are in-the-money.

EMPLOYMENT AGREEMENTS

    Mr. Payton entered into an employment agreement with the Company effective as of April 30, 1996 which terminates on April 30, 2000 (the "Payton Agreement"). The Payton Agreement provides for a base salary of not less than $315,000, with annual increases and bonuses at the discretion of the Board of Directors. In November 1996, Mr. Payton's base salary was increased to $365,000 per year. The Payton Agreement also provides for the payment by the Company of the premium on one of Mr. Payton's personal life insurance policies and an automobile allowance in the amount of $12,000 per year. The Payton Agreement may be terminated by the Company for "cause" (as defined in the Payton Agreement) or upon the death or, under certain circumstances, disability of Mr. Payton. In the event that the Company terminates the Payton Agreement without cause or if a constructive discharge has occurred, Mr. Payton is entitled to receive his salary for the lesser of a period of two years from the date of termination or the remaining term under the Payton Agreement, but in no event less than one year's salary. Pursuant to the terms of the Payton Agreement, a constructive termination will have occurred if there has been a substantial diminution in Mr. Payton's duties and responsibilities with the Company as directed by the Board of Directors since April 30, 1996. During the term of the Payton Agreement and any period during which Mr. Payton receives severance pay, Mr. Payton is prohibited from competing with the Company and is precluded from engaging in any form of solicitation of the Company's customers or employees. If the Payton Agreement has not been renewed on or before the expiration date and Mr. Payton's employment with the Company terminates pursuant to the terms of the employment agreement on the expiration date, Mr. Payton is entitled to receive his salary for a period of one year from the expiration date.

    Mr. Holter's employment agreement with the Company which was effective as of March 1, 1997 and was to terminate on March 1, 2000 (the "Holter Agreement") was terminated February 28, 1999. The Holter Agreement provided for a base salary of not less than $200,000 per year and provided that Mr. Holter would receive performance-based cash bonus compensation and performance-based equity compensation if certain financial and other defined management objectives to be agreed upon annually between the executive and the Company at the beginning of each fiscal year were satisfied. In October 1997, Mr. Holter's base salary was increased to $250,000 per year. In connection with the termination of Mr. Holter's employment agreement in February 1999, the Company repurchased all of the shares of common stock and warrants to purchase common stock held by Mr. Holter for nominal consideration pursuant to the terms of the purchase and subscription agreements related to such securities.

    Mr. Tieman entered into an employment agreement with the Company effective as of March 3, 1997 which terminates on March 3, 2000 (the "Tieman Agreement"). The Tieman Agreement provides for a base salary of not less than $250,000 per year and provides that Mr. Tieman may receive performance-based cash bonus compensation and performance-based equity compensation if certain financial and other defined management objectives to be agreed upon annually between the executive and the Company at the beginning of each fiscal year are satisfied. If the equity incentive objectives are not fully achieved for any fiscal year, the equity compensation may still be granted at the discretion of the Board. On March 1, 1998, the Company granted Mr. Tieman warrants to purchase an aggregate of 5,000 shares of Common Stock at $45.00 per share as performance-based equity compensation for 1997. The Tieman Agreement also provides for an automobile allowance of $12,000 per year. The Tieman Agreement may be terminated by the Company for "cause" (as defined in the Tieman Agreement) or upon the death or, under certain circumstances, the disability of Mr. Tieman. The employment agreement provides for constructive discharge if there has been a substantial diminution in Mr. Tieman's duties and responsibilities as directed by the Board since the date of the Tieman Agreement. In the event that the Company terminates the Tieman Agreement without cause or if there has been a constructive discharge, Mr. Tieman is entitled to receive his salary for a period of one year from the termination date and a proportionate share of the cash bonus compensation due to him for the fiscal year in which the date of termination has occurred. During the term of the Tieman Agreement and for one year thereafter, Mr. Tieman is prohibited from competing with the Company and is precluded from engaging in any form of solicitation of the Company's customers or employees.

    Mr. Solis entered into an employment agreement with the Company effective as of March 3, 1997 which terminates on March 3, 2000 (the "Solis Agreement"). The Solis Agreement provides for a base salary of not less than $250,000 per year and provides that Mr. Solis may receive performance-based cash bonus compensation and performance-based equity compensation if certain financial and other defined management objectives to be agreed upon annually between the executive and the Company at the beginning of each fiscal year are satisfied. If the equity incentive objectives are not fully achieved for any fiscal year, the equity compensation may still be granted at the discretion of the Board. On March 1, 1998, the Company granted Mr. Solis warrants to purchase an aggregate of 5,000 shares of Common Stock at $45.00 per share as performance-based equity compensation for 1997. The Solis Agreement also provides for an automobile allowance of $12,000 per year. The Solis Agreement may be terminated by the Company for "cause" (as defined in the Solis Agreement) or upon the death or, under certain circumstances, disability of Mr. Solis. The Solis Agreement provides for constructive discharge if there has been a substantial diminution in Mr. Solis's duties and responsibilities as directed by the Board since the date of the employment agreement. In the event that the Company terminates the Solis Agreement without cause or if there has been a constructive discharge, Mr. Solis is entitled to receive his salary through March 3, 2000 and a proportionate share of the cash bonus compensation due to him for the fiscal year in which the date of termination has occurred. During the term of the Solis Agreement and for one year thereafter, Mr. Solis is prohibited from competing with the Company and is precluded from engaging in any form of solicitation of the Company's customers or employees.

    Mr. Jackson entered into a five-year employment agreement with the Company effective upon the occurrence of each of (i) the acquisition by the Company of a majority of the outstanding ordinary shares of LIW stock (including all interest exchangeable therefor or convertible thereto) and (ii) the delivery to the Company of all warrants to purchase LIW ordinary shares and other equity interests of LIW held by Mr. Jackson (the "Jackson Agreement"). The Jackson Agreement provides for a base salary of not less than $170,000 per year and provides that Mr. Jackson may receive performance-based cash compensation if certain financial and other defined management objectives to be agreed upon annually between the executive and the Company at the beginning of each fiscal year are achieved. The Jackson Agreement also provides for an automobile allowance of $12,000 per year. The Jackson Agreement may be terminated by the Company for "cause" (as defined in the Jackson Agreement) or upon the death or, under certain circumstances, disability of Mr. Jackson. In the event that the Company terminates the Jackson Agreement without cause, Mr. Jackson is entitled to receive his salary for a period of one year from the termination date. During the term of the Jackson Agreement and for one year thereafter, Mr. Jackson is prohibited from competing with the Company and is precluded from engaging in any form of solicitation of the Company's customers or employees.

INCENTIVE COMPENSATION PLANS

    EMPLOYEE STOCK PURCHASE PLAN. The Company's Employee Stock Purchase Plans (the "Purchase Plans") provide certain employees of the Company with the right to purchase any or all of such employee's allocated portion, as determined by the Board of Directors of the Company, of an aggregate of 8,500 shares of Common Stock of the Company at a purchase price of $20.00 per share and 150,000 shares of Common Stock at a purchase price of $30.00 per share. The right to acquire shares of Common Stock under these Purchase Plans has terminated. As of March 30, 1999, a total of 62 employees had purchased an aggregate of 110,417 shares of Common Stock pursuant to the Purchase Plans.

    The Purchase Plans provide that, if at any time prior to an initial public offering, an employee who has purchased shares under the Purchase Plans is terminated for any reason whatsoever, including without limitation, death, disability, resignation, retirement or termination with or without cause, (i) the Company has an option (a "call") to repurchase, in whole or in part, the shares of Common Stock of the Company that are then owned by such employee or any transferee which were acquired pursuant to the Purchase Plans and (ii) the terminated employee has an option (a "put"), to sell to the Company, in whole or in part, the shares of Common Stock then owned by such employee which were acquired pursuant to the Purchase Plans. The purchase price for the exercise of either the call or the put option is based on the Company's earnings as of the most recently completed fiscal quarter prior to termination and the number of shares of Common Stock outstanding and subject to options and warrants to the extent such options and warrants are in the money.

    DEFERRED COMPENSATION PLAN. Effective April 28, 1997 the Company adopted a Deferred Compensation Plan (the "Deferred Plan") to acknowledge and reward certain key employees of the Company. The Deferred Plan permits certain key employees to elect to reduce their regular compensation and/or bonus compensation on a pre-tax basis by a fixed percentage up to a maximum specified amount. The Company may, in its sole discretion, make an allocation on behalf of employees who meet certain requirements. Each participant in the Deferred Plan may designate one or more of the funds specified in the Deferred Plan for the purpose of attributing investment experience to his accounts. Upon eligibility for retirement, death or disability, a participant, or his beneficiary, will have a 100% vested interest in such participant's accounts. Upon termination of employment for any other reason, a participant will be vested with respect to
(i) 100% of that portion of his account attributable to his voluntary deferral allocations and any applicable investment experience credited to such allocation and (ii) a percentage of the portion of his account attributable to Company discretionary allocations based on years of service. Notwithstanding the foregoing, the committee which administers the Deferred Plan may, in its sole discretion, accelerate any specified vesting period. The Company has established a trust with Key Trust Company as trustee (the "Trustee") to hold and invest amounts contributed pursuant to the Deferred Plan. The Company may from time to time, at its sole discretion, direct the Trustee to purchase shares of the Company's common stock (the "Plan Shares"). The Company may, by written action, designate which employees are entitled to receive Plan Shares. If at any time prior to an initial public offering, a participant's employment is terminated for any reason whatsoever, the Company has the option to repurchase any Plan Shares held in such participant's account. As of December 31, 1998, 3,168 Plan Shares were held by the Trustee on behalf of participants under the Deferred Plan.

    EMPLOYEE STOCK OWNERSHIP. In addition to shares of Common Stock issued to employees under the Purchase Plans and the Deferred Plan, certain shares of Common Stock and warrants to purchase shares of Common Stock held by employees are required to be repurchased by the Company under certain circumstances. In addition, as of March 30, 1999, the Company had agreements to purchase an aggregate of 39,000 shares of Common Stock for aggregate consideration of $3.3 million at various dates through June 30, 2000. Moreover, the Company may be required under certain circumstances to acquire certain employee warrants to purchase up to 73,000 shares of Common Stock at various dates through September 30, 2002 for aggregate consideration of $2.2 million.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 30, 1999 certain information regarding the shares of Common Stock beneficially owned by (i) each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of Common Stock, (ii) each director and Named Executive Officer and (iii) all executive officers and directors as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.

                                                                                              BENEFICIAL OWNERSHIP
                                                                                            -------------------------
                                                                                            NUMBER OF    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                                                     SHARES(2)       CLASS
------------------------------------------------------------------------------------------  ----------  -------------
Oaktree Capital Management, LLC(3)........................................................   1,295,575         53.0%
The TCW Group, Inc.(4)....................................................................     695,575         28.5
TCW Special Credits Fund V--The Principal Fund............................................     695,575         28.5
OCM Principal Opportunities Fund, L.P.....................................................     600,000         24.5
Logistical Simon, L.L.C.(5)...............................................................     544,532         23.3
Stephen A. Kaplan(6)......................................................................   1,295,575         53.0
Vincent J. Cebula(6)......................................................................   1,295,575         53.0
Richard J. Goldstein(6)...................................................................   1,295,575         53.0
William E. Simon, Jr.(7)..................................................................     544,532         23.3
Michael B. Lenard(7)......................................................................     544,532         23.3
Conor T. Mullett(7).......................................................................     544,532         23.3
Roger E. Payton(8)........................................................................     110,000          6.3
William E. Myers(9).......................................................................      29,969          1.2
Luis F. Solis(10).........................................................................      37,000          1.5
Larry Tieman(10)..........................................................................      31,000          1.3
Ronald Jackson............................................................................       2,668            *
Executive Officers and Directors as a Group (12 persons)(11)..............................   2,119,494         86.6

------------------------

*   Less than one percent

 (1) The address of The TCW Group, Inc. and the Principal Fund is 865 South Figueroa Street, Los Angeles, California 90017. The address of Oaktree Capital Management, LLC, the Opportunities Fund, Mr. Kaplan, Mr. Goldstein and Mr. Cebula is 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. The address of Logistical Simon, L.L.C., Mr. Simon and Mr. Lenard is 10990 Wilshire Boulevard, Suite 500, Los Angeles, California 90024. The address of Mr. Mullett is 310 South Street, P.O. Box 1913, Morristown, New Jersey 07692.

 (2) As used in the table above, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship, or otherwise has or shares (i) the power to vote, or direct the voting, of such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

 (3) All such shares are owned by the Principal Fund and the Opportunities Fund. Pursuant to a subadvisory agreement with TCW Asset Management Company ("TAMCO"), the general partner of the Principal Fund, Oaktree manages the investments and assets of the Principal Fund. In such capacity, Oaktree shares voting and dispositive power with TAMCO, a wholly-owned subsidiary of the TCW Group, Inc., as to shares owned by the Principal Fund. Oaktree also manages the investments and assets of the Opportunities Fund.

 (4) All such shares are owned by the Principal Fund. TAMCO is the general partner of the Principal Fund. TAMCO is a wholly-owned subsidiary of TCW Group, Inc.

 (5) Includes 75,000 shares of Common Stock issuable upon exercise of warrants which are currently exercisable.

 (6) All such shares are owned by the Principal Fund and the Opportunities Fund and are also shown as beneficially owned by Oaktree. To the extent Mr. Kaplan, Mr. Cebula or Mr. Goldstein, on behalf of Oaktree, participates in the process to vote or dispose of any such shares, they may be deemed under such circumstances for the purpose of Section 13 of the Exchange Act to be the beneficial owner of such shares. Each of Mr. Kaplan, Mr. Cebula and Mr. Goldstein disclaims beneficial ownership of such shares.

 (7) All such shares are owned by Logistical Simon. To the extent Mr. Simon, Mr. Lenard or Mr. Mullett, on behalf of Logistical Simon, participates in the process to vote or dispose of any such shares, they may be deemed under such circumstances for the purpose of Section 13 of the Exchange Act to be the beneficial owner of such shares. Each of Mr. Simon, Mr. Lenard and Mr. Mullett disclaims beneficial ownership of such shares.

 (8) Includes 2,488 shares held by the Deferred Plan for the benefit of Roger E. Payton and 87,500 shares of Common Stock issuable upon exercise of warrants which are currently exercisable.

 (9) Includes 29,969 shares of Common Stock issuable upon exercise of warrants which are currently exercisable.

 (10) Includes 30,000 shares of Common Stock issuable upon exercise of warrants which are currently exercisable.

 (11) See notes (6)-(10).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On July 13, 1998 the Company sold 11,000 and 4,000 shares of Preferred Stock to OCM Principal Opportunities Fund L.P., and Logistical Simon, L.L.C., respectively (the "Investors"), for aggregate consideration of $14,550,000. The Preferred Stock has a liquidation value of $1,000 per share and was sold to the Investors for $970 per share. The holders of the Preferred Stock are entitled to payment of quarterly dividends when, as and if declared by the board of directors of the Company in amounts ranging from $30.00 per share per quarter to $45.00 per share per quarter, which amount shall be determined based upon the occurrence of certain events that are specified in the Certificate of Designation relating to the Preferred Stock. Dividends on the Preferred Stock will accrue and be fully cumulative (whether or not declared) and will bear interest at rates ranging from 14% per annum to 18% per annum, depending upon the occurrence of certain events that are specified in the Certificate of Designation. Upon redemption of the Preferred Stock or liquidation of the Company, the holders of Preferred Stock will be entitled to receive the following for each Preferred Stock held by such holder: (i)(a) $1,000, representing the liquidation preference of the Preferred Stock plus (b) all accrued and unpaid dividends, whether or not declared multiplied by (c) the applicable liquidation or redemption premium, and (ii) either ten shares of common stock of the Company or the amount of the fair market value of ten shares of common stock of the Company. The Preferred Stock has no mandatory redemption feature and ranks senior to the Common Stock of the Company for payment of dividends and upon liquidation. The description of the Preferred Stock contained herein is qualified in its entirety by reference to the Certificate of Designation of the Preferred Stock which is incorporated by reference from the GeoLogistics Corporation's Current Report on Form 8-K filed July 22, 1998.

    In 1996, Mr. Payton purchased a total of 22,500 shares of Common Stock for the aggregate purchase price of $450,000. In June 1997, Mr. Solis purchased a total of 7,000 shares of Common Stock for the aggregate purchase price of $210,000. The Company loaned money to Messrs. Payton and Solis to finance the purchase of certain shares of Common Stock by such individuals. Messrs. Payton and Solis executed promissory notes in the amounts of $150,240 and $157,500, respectively, in favor of the Company and pledged their shares of Common Stock as collateral for such promissory notes pursuant to a stock pledge agreement. The promissory notes executed by Messrs. Payton and Solis bear interest at rates of 8% and 10% per annum, respectively, and mature on April 30, 2000 and March 1, 1998, respectively. Mr. Solis repaid his note in full in January 1998. The aggregate principal amount outstanding as of March 17, 1999 on the promissory note executed by Mr. Payton was $141,000. In addition, pursuant to the terms of the promissory note, Mr. Payton will make additional mandatory prepayments on his promissory note equal to (i) 80% of the after-tax amount of any dividend or distribution made by the Company with respect to the shares of Common Stock subject to the pledge agreement as a mandatory prepayment of principal and interest on the promissory note executed by Mr. Payton and (ii) 75% of the after-tax amount of any cash bonus paid to him prior to maturity of the promissory note. The Company has waived the obligation for Mr. Payton to apply amounts received as a bonus for 1997 as a mandatory prepayment of his promissory note.

    On October 31, 1996, WESS and the Company entered into an executive management agreement (the "WESS Management Agreement") pursuant to which WESS agreed to provide executive management services to the Company, including consultation, advice and direct management assistance with respect to operations, strategic planning, financing and other aspects of the business of the Company. The WESS Management Agreement terminates on May 2, 2000, subject to earlier termination upon the occurrence of specified events, and provides that the Company will pay WESS a management fee equal to $350,000 per year so long as there is no continuing or uncured material event of default under the material terms of indebtedness of the Company. The Company also agreed to reimburse WESS for reasonable out-of-pocket expenses incurred by WESS or its personnel in connection with performance of services under the WESS Management Agreement. The Company paid WESS management fees in the aggregate amount of $262,500 and $350,000 for services provided by WESS in 1998 and 1997, respectively. The Company has entered into a management agreement with the Oaktree Entities which has substantially the same terms as the WESS Management Agreement and paid the Oaktree Entities management fees in the aggregate amount of $350,000 and $57,000 for services provided by such entities in 1998 and 1997, respectively. In addition, each of WESS and the Opportunities Fund received a $750,000 transaction fee upon consummation of the Company's acquisition of Americas and Services. The Company paid a total of $2.5 million in transaction fees to WESS and the Oaktree Entities in connection with the LIW Acquisition, the Old Notes issuance and the Credit Facility. Amendment No. 3 to the Credit Facility prohibits future payments of management fees by the Company until certain tests have been met.

    On September 29, 1995, WESS executed agreements (the "Myers Agreement") with W.E. Myers & Co. ("WEMCO"), a company formed by William E. Myers, Jr., a director of the Company ("Myers"), entitling WEMCO to receive a $50,000 per year retainer and cash and equity compensation upon the consummation, during the one year term of the Myers Agreement and for a period of two years following the termination thereof, of acquisitions of companies introduced by WEMCO to WESS or its affiliates. The amount of cash fees payable and warrants to purchase Common Stock issuable to WEMCO is based on the value of any consummated transaction. On February 29, 1996, WESS delivered notice to WEMCO terminating the Myers Agreement. In 1996, the Company paid WEMCO fees in the amount of $697,000, $574,000 and $300,000 in connection with the acquisition of Bekins, LEP and Matrix, respectively, in consideration for consulting services provided by WEMCO to the Company in connection with such acquisitions. The Company did not make any payments to WEMCO in 1998 or 1997 under the Myers Agreement.

    The Company and the holders of all of the Company's issued and outstanding shares of Common Stock and warrants to purchase Common Stock have executed an amended and restated Stockholders Agreement. Each of the parties to the Stockholders Agreement has agreed to vote the Company securities held by such party to elect a Board of Directors consisting of three directors nominated by Logistical Simon, two directors nominated by the Opportunities Fund, one director nominated by the Principal Fund, the Chief Executive Officer of the Company and William E. Myers, Jr. (the "Initial Voting Agreement"). The Initial Voting Agreement will terminate upon (i) consummation of an initial public offering by the Company, (ii) certain sales of Company securities by Logistical Simon, (iii) failure of the Oaktree Entities or Logistical Simon to purchase Common Stock under certain circumstances, (iv) the occurrence of a deadlock of the Board of Directors in the event of a default by the Company with respect to certain of its indebtedness or the acceleration of certain of the Company's indebtedness, a bankruptcy of the Company or the entry of a judgement exceeding a specified level against the Company and (v) May 2, 2002. Each of the parties to the Stockholders Agreement has agreed that, following the termination of the Initial Voting Agreement for any reason other than an initial public offering, it will vote its Company securities to elect a Board of Directors consisting of five directors. Under such circumstances, the number of directors that the Oaktree Entities and Logistical Simon may nominate will depend on the percentage of voting stock of the Company held by the Oaktree Entities. Prior to termination of the Initial Voting Agreement, the approval of six members of the Board of Directors is required for the Company to issue securities, borrow money, spend money, incur any obligation or take any action, except with respect to the daily affairs and operations of the Company arising in the ordinary course of business. In addition, prior to termination of the Initial Voting Agreement, the Executive Committee of the Board of Directors, which consists of one director nominated by the Oaktree Entities, one director nominated by Logistical Simon and the Chief Executive Officer of the Company, may take any action on behalf of the Board of Directors upon unanimous approval of the Executive Committee. Prior to the termination of the Initial Voting Agreement, the Audit Committee and Compensation Committee are to be comprised of one member designated by the Oaktree Entities and one member designated by WESS. Finally, prior to the termination of the Initial Voting Agreement, all actions taken by the holders of Common Stock require the approval of the holders of at least 80% of the issued and outstanding shares entitled to vote. The Stockholders Agreement also contains certain rights of first refusal with respect to transfers of Company securities, preemptive rights with respect to future issuances of Common Stock or securities convertible into Common Stock by the Company, and tag-along and drag-along rights.

    On February 26, 1999 the Company amended its Credit Facility to provide for an additional $30.5 million commitment by the Supplemental Lender to make supplemental loans. Of this commitment, $3.9 million has been guaranteed by an affiliate of WESS and $11.6 million has been guaranteed by the Opportunities Fund. Under certain conditions, the Supplemental Lender can require the affiliate of WESS and the Opportunities Fund to purchase from the Supplemental Lender up to $15.5 million of the Supplemental Lender's commitment. Upon such purchase the WESS affiliate and Opportunities Fund would become participants in this supplemental commitment with the Supplemental Lender.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits and Financial Statements and Schedules

    (1) Financial Statements and Schedules

       See Index to Consolidated Financial Statements and Supplemental Data at
       page   .

    (2) Exhibits

       The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT NO.                                                 DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
       2.1     Purchase agreement dated as of June 15, 1998 by and among the Company, Caribbean Air Services, Inc.
               and Amertranz Worldwide Holding Corp. (incorporated by reference from the GeoLogistics Corporation's
               Current Report on Form 8-K filed July 22, 1998).

       3.1     Amended and Restated Certificate of Incorporation (incorporated by reference from the GeoLogistics
               Corporation's Current Report on Form 8-K filed July 22, 1998).

       3.2     Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference from GeoLogistics Corporation's Registration Statement on Form S-4 effective April 28,
               1998).

       3.3     Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference from the GeoLogistics Corporation's Current Report on Form 8-K filed July 22, 1998).

       4.1     Indenture dated as of October 19, 1997 between the Company and First Trust National Association, as
               Trustee (incorporated by reference from GeoLogistics Corporation's Registration Statement on Form S-4
               effective April 28, 1998).

       4.2     Form of New Note (included as Exhibit B to Exhibit 4.1) (incorporated by reference from GeoLogistics
               Corporation's Registration Statement on Form S-4 effective April 28, 1998).

       4.3     Form of Guarantee (included as Exhibit B to Exhibit 4.1) (incorporated by reference from GeoLogistics
               Corporation's Registration Statement on Form S-4 effective April 28, 1998).

       4.4     First Supplemental Indenture dated as of July 13, 1998 by and among GeoLogistics Air Services Inc., a wholly owned subsidiary of GeoLogistics Corporation, and U.S. Bank Trust National Association, as
               trustee (incorporated by reference from the GeoLogistics Corporation's Current Report on Form 8-K
               filed July 22, 1998).

       4.5     Second Supplemental Indenture dated as of November 30, 1998 by and among GeoLogistics Network
               Solutions, Inc., Bekins Van Lines, LLC, each an indirect wholly owned subsidiary of GeoLogistics
               Corporation, and U.S. Bank Trust National Association, as trustee.

      10.1     Fourth Amended and Restated Stockholders Agreement dated as of July 10, 1998 by and among the Company and the holders listed on Exhibit A attached thereto (incorporated by reference from the GeoLogistics
               Corporation's Current Report on Form 8-K filed July 22, 1998).

EXHIBIT NO.                                                 DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.2     Amended and Restated Loan Agreement dated as of October 28, 1997 by and among the Company, The Bekins
               Company, Matrix International Logistics, Inc., ILLCAN, Inc., ILLSCOT, Inc., LEP Profit International,
               Inc. and LEP International Limited, as Borrowers and ING (US) Capital Corporation as administrative agents and the Lenders party thereto (incorporated by reference from GeoLogistics Corporation's
               Registration Statement on Form S-4 effective April 28, 1998).

      10.3     Second Amended and Restated Registration Rights Agreement dated as of November 7, 1996 by and between the Company and each of the Holders listed on Exhibit A thereto (incorporated by reference from
               GeoLogistics Corporation's Registration Statement on Form S-4 effective April 28, 1998).

      10.4     Executive Management Agreement dated as of October 31, 1996 by and between the Company and William E.
               Simon & Sons, L.L.C. (incorporated by reference from GeoLogistics Corporation's Registration
               Statement on Form S-4 effective April 28, 1998).

      10.5     Employment Agreement dated as of April 30, 1996 between the Company and Roger E. Payton (incorporated by reference from GeoLogistics Corporation's Registration Statement on Form S-4 effective April 28,
               1998).

      10.6     Form of Employment Agreement between the Company and each of Messrs. Holter, Solis, Tieman and
               Jackson (incorporated by reference from GeoLogistics Corporation's Registration Statement on Form S-4
               effective April 28, 1998).

      10.7     Promissory Note made by Mr. Payton in favor of the Company (incorporated by reference from
               GeoLogistics Corporation's Registration Statement on Form S-4 effective April 28, 1998).

      10.8     Form of Pledge Agreement executed by Messrs. Payton (incorporated by reference from GeoLogistics
               Corporation's Registration Statement on Form S-4 effective April 28, 1998).

      10.9     Form of Warrant issued by the Company to Roger E. Payton (incorporated by reference from GeoLogistics
               Corporation's Registration Statement on Form S-4 effective April 28, 1998).

      10.10    Form of Subscription Agreement executed by Roger E. Payton and the Company (incorporated by reference from GeoLogistics Corporation's Registration Statement on Form S-4 effective April 28, 1998).

      10.11    Form of Warrant issued by the Company to Messrs. Tieman and Solis (incorporated by reference from
               GeoLogistics Corporation's Registration Statement on Form S-4 effective April 28, 1998).

      10.12    Form of Subscription Agreement executed by the Company and each of Messrs. Tieman and Solis
               (incorporated by reference from GeoLogistics Corporation's Registration Statement on Form S-4
               effective April 28, 1998).

      10.13    Form of Indemnification Agreement (incorporated by reference from GeoLogistics Corporation's
               Registration Statement on Form S-4 effective April 28, 1998).

      10.14    Deferred Compensation Plan (incorporated by reference from GeoLogistics Corporation's Registration
               Statement on Form S-4 effective April 28, 1998).

      10.15    Employee Stock Purchase Plan dated March 3, 1997 (incorporated by reference from GeoLogistics
               Corporation's Registration Statement on Form S-4 effective April 28, 1998).

EXHIBIT NO.                                                 DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.16    Executive Management Agreement dated as of November 1, 1997 by and between the Company, TCW Special
               Credits Fund V--The Principal Fund and Oaktree Capital Management, LLC (incorporated by reference from GeoLogistics Corporation's Registration Statement on Form S-4 effective April 28, 1998).

      10.17    Form of Warrant Agreement between the Company and Mr. Myers (incorporated by reference from
               GeoLogistics Corporation's Registration Statement on Form S-4 effective April 28, 1998).

      10.18    Amendment No. 1 to Amended and Restated Loan Agreement (incorporated by reference from the
               GeoLogistics Corporation's Current Report on Form 8-K filed July 22, 1998).

      10.19    Amendment No. 2 to Amended and Restated Loan Agreement (incorporated by reference from the
               GeoLogistics Corporation's Current Report on Form 8-K filed July 22, 1998).

      10.20    Credit Agreement dated as of July 10, 1998 by and among the Company as borrower and ING (U.S.)
               Capital Corporation as administrative agent and the Lenders party thereto (incorporated by reference from the GeoLogistics Corporation's Current Report on Form 8-K filed July 22, 1998).

      10.21    Registration Rights Agreement dated as of July 13, 1998 by and among the company and the holders listed on the signature pages thereof (incorporated by reference from the GeoLogistics Corporation's
               Current Report on Form 8-K filed July 22, 1998).

      10.22    Amendment No. 3 to Amended and Restated Loan Agreement (Incorporated by reference from the
               GeoLogistics Corporation's Current Report on Form 8-K filed March 5, 1999).

      10.23    Amendment No. 1 to the CAS Credit Agreement dated as of July 10, 1998 by and among the Company as borrower and ING (U.S.) Capital Corporation as administrative agent and the Lenders party thereto.

      21.1     Subsidiaries of the Registrant.

      27       Financial Data Schedule

(b) Reports on Form 8-K

    (i) The Company filed a Current Report on Form 8-K on November 23, 1998 in connection with a change in the Company's certifying accountants from Deloitte & Touche LLP to Ernst & Young LLP (see Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure).

                                   SIGNATURES

    Pursuant to the requirements Section 1300 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOLOGISTICS CORPORATION
(Registrant)

            /s/ ROGER E.                      March 30, 1999
PAYTON                            --------------------------------------
------------------------------                     Date
Name: Roger E. Payton
Title: PRESIDENT, CHIEF
       EXECUTIVE OFFICER AND
       DIRECTOR

    Pursuant to the requirements of the Securities Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                      TITLE                    DATE
-------------------------  ------------------------------  ---------------
                           President, Chief Executive
   /s/ ROGER E. PAYTON       Officer and Director
-------------------------    (Principal Executive          March 30, 1999
     Roger E. Payton         Officer)

                           Chief Financial Officer
   /s/ MILES R. STOVER       (Principal Financial Officer  March 30, 1999
-------------------------

  /s/ KENNETH R. BATKO     Chief Accounting Officer
-------------------------    (Principal Accounting         March 30, 1999
    Kenneth R. Batko         Officer)

  /s/ VINCENT J. CEBULA
-------------------------  Director                        March 30, 1999
    Vincent J. Cebula

     /s/ RICHARD J.
        GOLDSTEIN
-------------------------  Director                        March 30, 1999
  Richard J. Goldstein

  /s/ STEPHEN A. KAPLAN
-------------------------  Director                        March 30, 1999
    Stephen A. Kaplan

  /s/ MICHAEL B. LENARD
-------------------------  Director                        March 30, 1999
    Michael B. Lenard

  /s/ CONOR T. MULLETT
-------------------------  Director                        March 30, 1999
    Conor T. Mullett

  /s/ WILLIAM E. MYERS,
           JR.
-------------------------  Director                        March 30, 1999
  William E. Myers, Jr.

  /s/ WILLIAM E. SIMON,
           JR.
-------------------------  Director                        March 30, 1999
  William E. Simon, Jr.

    This Report on Form 10-K represents the Company's annual report for the fiscal year ended December 31, 1998. No other annual report is available.

                            GEOLOGISTICS CORPORATION

            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                PAGE
                                                                                                                -----
Reports of Independent Auditors............................................................................          43

Consolidated Balance Sheets................................................................................          46

Consolidated Statements of Operations......................................................................          47

Consolidated Statements of Cash Flows......................................................................          48

Consolidated Statements of Stockholders' Equity............................................................          49

Notes to Consolidated Financial Statements.................................................................          50

Schedule II Valuation and Qualifying Accounts.                                                                       73

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of GeoLogistics Corporation

Golden, Colorado

    We have audited the accompanying consolidated balance sheet of GeoLogistics Corporation and subsidiaries (formerly known as International Logistics Limited and herein referred to as the "Company") as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1998. Our audit also included the financial statement schedule for the year ended December 31, 1998 listed in the Index at
Item 14(a)2. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoLogistics Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Chicago, Illinois

March 26, 1999

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of GeoLogistics Corporation

Golden, Colorado

    We have audited the accompanying consolidated balance sheet of GeoLogistics Corporation and subsidiaries (formerly known as International Logistics Limited and herein referred to as the "Company") as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997 and the period from May 2, 1996 (date operations commenced) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeoLogistics Corporation and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the year ended December 31, 1997, and for the period from May 2, 1996 (date operations commenced) through December 31, 1996, in conformity with generally accepted accounting principles.

    As described in Note 3 to the financial statements, on May 2, 1996, the net assets of The Bekins Company were acquired by the Company. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the acquisition price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values on the date of acquisition. As such, the amounts reported for the Company are not comparable to the amounts shown for The Bekins Company in prior periods.

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 17, 1998

                 (This page has been left blank intentionally.)

                            GEOLOGISTICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................................................  $   15,152  $   37,909
  Accounts receivable:
    Trade, net............................................................................     267,047     250,006
    Other.................................................................................      11,046      11,139
  Deferred income taxes...................................................................       7,245       6,528
  Prepaid expenses........................................................................      20,708      14,150
                                                                                            ----------  ----------
      Total current assets................................................................     321,198     319,732
PROPERTY AND EQUIPMENT:
  Land....................................................................................       4,884       5,213
  Buildings and leasehold improvements....................................................      49,963      32,527
  Operating equipment and other...........................................................      21,473      12,686
  Transportation equipment................................................................      10,663       7,256
  Capitalized Software....................................................................      26,635       9,751
                                                                                            ----------  ----------
                                                                                               113,618      67,433
  Less accumulated depreciation...........................................................     (18,364)     (8,360)
                                                                                            ----------  ----------
    Property and equipment, net...........................................................      95,254      59,073
NOTES RECEIVABLE, less current portion....................................................       1,711       2,329
DEFERRED INCOME TAXES.....................................................................      19,168      20,861
INTANGIBLE ASSETS, net....................................................................      91,274      66,610
OTHER ASSETS..............................................................................      20,573      17,161
                                                                                            ----------  ----------
      TOTAL...............................................................................  $  549,178  $  485,766
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable........................................................................  $  139,696  $  122,280
  Accrued expenses........................................................................     149,519     165,098
  Income taxes payable....................................................................       7,940       5,993
  Current portion of long-term debt.......................................................      12,549       8,438
                                                                                            ----------  ----------
      Total current liabilities...........................................................     309,704     301,809
LONG-TERM DEBT, less current portion......................................................     183,177     112,790
OTHER NONCURRENT LIABILITIES..............................................................      52,400      46,647
MINORITY INTEREST.........................................................................       2,381       1,601
                                                                                            ----------  ----------
      Total liabilities...................................................................     547,662     462,847
                                                                                            ----------  ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, 15,000 shares authorized, issued and outstanding.......................      14,550          --
  Common stock ($.001 par value, 5,000,000 shares authorized, 2,128,893 and 2,074,226
    shares issued and outstanding)........................................................           2           2
  Additional paid-in capital..............................................................      55,371      52,291
  Accumulated deficit.....................................................................     (67,898)    (28,902)
  Notes receivable from stockholders......................................................        (191)       (357)
  Cumulative translation adjustment.......................................................        (318)       (115)
                                                                                            ----------  ----------
      Total stockholders' equity..........................................................       1,516      22,919
                                                                                            ----------  ----------
      TOTAL...............................................................................  $  549,178  $  485,766
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                See notes to consolidated financial statements.

                            GEOLOGISTICS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                YEAR ENDED          PERIOD FROM
                                                                               DECEMBER 31,        MAY 2, 1996 TO
                                                                         ------------------------   DECEMBER 31,
                                                                             1998         1997          1996
                                                                         ------------  ----------  --------------
Revenues...............................................................  $  1,526,753  $  978,249   $    225,793
Transportation and other direct costs..................................     1,154,533     759,049        181,208
                                                                         ------------  ----------  --------------
Net revenues...........................................................       372,220     219,200         44,585
Selling, general and administrative expenses...........................       366,268     204,733         37,554
Depreciation and amortization..........................................        18,126      30,398         16,310
                                                                         ------------  ----------  --------------
Operating loss.........................................................       (12,174)    (15,931)        (9,279)
Interest expense, net and amortization of debt issuance costs..........        16,984       8,576          2,981
Other expense, net.....................................................           214         211             --
                                                                         ------------  ----------  --------------
Loss before income taxes, minority interests and extraordinary loss....       (29,372)    (24,718)       (12,260)
Income tax expense (benefit)...........................................         7,729      (8,420)        (4,013)
                                                                         ------------  ----------  --------------
Loss before minority interest and extraordinary loss...................       (37,101)    (16,298)        (8,247)
Minority interests.....................................................          (932)     (1,067)            --
                                                                         ------------  ----------  --------------
Loss before extraordinary loss.........................................       (38,033)    (17,365)        (8,247)
Extraordinary loss on early extinguishment of debt net of tax benefit
  ($1,528 and $664)....................................................            --      (2,293)          (997)
                                                                         ------------  ----------  --------------
Net loss...............................................................       (38,033) $  (19,658)  $     (9,244)
Preferred stock dividend...............................................           963          --             --
                                                                         ------------  ----------  --------------
Loss applicable to common stock........................................  $    (38,996) $  (19,658)  $     (9,244)
                                                                         ------------  ----------  --------------
                                                                         ------------  ----------  --------------
PER COMMON SHARE--BASIC:
  Loss before extraordinary loss.......................................  $     (18.39) $    (8.47)  $      (6.58)
  Extraordinary loss...................................................            --       (1.12)          (.79)
                                                                         ------------  ----------  --------------
  Net loss.............................................................  $     (18.39) $    (9.59)  $      (7.37)
                                                                         ------------  ----------  --------------
                                                                         ------------  ----------  --------------
PER COMMON SHARE--DILUTED:
  Loss before extraordinary loss.......................................  $     (18.39) $    (8.47)  $      (6.58)
  Extraordinary loss...................................................            --       (1.12)          (.79)
                                                                         ------------  ----------  --------------
  Net loss.............................................................  $     (18.39) $    (9.59)  $      (7.37)
                                                                         ------------  ----------  --------------
                                                                         ------------  ----------  --------------
Weighted average number of common shares outstanding...................     2,120,365   2,049,800      1,254,200
                                                                         ------------  ----------  --------------
                                                                         ------------  ----------  --------------

                See notes to consolidated financial statements.

                            GEOLOGISTICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     YEAR
                                                                                    ENDED            PERIOD FROM
                                                                                 DECEMBER 31,       MAY 2, 1996 TO
                                                                            ----------------------   DECEMBER 31,
                                                                               1998        1997          1996
                                                                            ----------  ----------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................................  $  (38,033) $  (19,658)   $   (9,244)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Depreciation and amortization...........................................      18,126      30,398        16,310
  Amortization of deferred items..........................................       1,217         861           231
  Deferred income taxes...................................................         976     (10,070)       (4,180)
  Extraordinary item, net of tax..........................................          --       2,293           997
  Change in operating assets and liabilities:
    Accounts receivable-trade, net........................................      (9,823)     (2,129)       (1,422)
    Prepaid expenses and other current assets.............................      (7,399)      1,945         1,180
    Accounts payable and accrued expenses.................................      (1,673)     (5,795)        1,119
    Other.................................................................      (7,321)     (5,594)       (2,564)
                                                                            ----------  ----------  --------------
    Net cash (used in) provided by operating activities...................     (43,930)     (7,749)        2,427
                                                                            ----------  ----------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions...................................................     (27,133)    (14,470)     (107,057)
  Purchases of property and equipment and software, net...................     (34,020)    (11,744)       (1,369)
  Proceeds from the sale of net assets....................................          --       7,545         1,477
                                                                            ----------  ----------  --------------
    Net cash used in investing activities.................................     (61,153)    (18,669)     (106,949)
                                                                            ----------  ----------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit, net.............................      49,100          --         3,900
  Proceeds from long-term debt............................................      25,344     110,000        91,929
  Payments on long-term debt..............................................      (6,694)    (64,692)      (32,771)
  Debt issuance costs.....................................................        (616)     (8,918)       (6,076)
  Issuance of common stock................................................       3,264       2,585        46,494
  Issuance of preferred stock.............................................      14,550          --            --
  Repurchase of common stock..............................................         (18)       (551)           --
  Dividend payments to minority interests.................................        (803)       (104)           --
                                                                            ----------  ----------  --------------
    Net cash provided by financing activities.............................      84,127      38,320       103,476
                                                                            ----------  ----------  --------------
Effect of exchange rate changes on cash and cash equivalents..............      (1,801)        395            (2)
                                                                            ----------  ----------  --------------
Net increase (decrease) in cash and cash equivalents......................     (22,757)     12,297        (1,048)
Cash and cash equivalents of acquired companies...........................          --      22,188         4,472
Cash and cash equivalents, beginning of period............................      37,909       3,424            --
                                                                            ----------  ----------  --------------
Cash and cash equivalents, end of period..................................  $   15,152  $   37,909    $    3,424
                                                                            ----------  ----------  --------------
                                                                            ----------  ----------  --------------
SUPPLEMENTAL DISCLOSURES:
  Interest paid...........................................................  $   15,256  $    7,715    $    1,878
                                                                            ----------  ----------  --------------
                                                                            ----------  ----------  --------------
  Income taxes paid.......................................................  $    2,402  $    2,021    $      934
                                                                            ----------  ----------  --------------
                                                                            ----------  ----------  --------------
Noncash common stock transactions.........................................  $    1,440  $      207    $    3,360
Noncash warrant transactions..............................................          --          --    $      198
New capital leases........................................................  $    9,963  $    1,260    $      490
Noncash proceeds from the sale of net assets..............................          --  $    2,496    $      110

                See notes to consolidated financial statements.

                            GEOLOGISTICS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                                          NOTES
                                          PREFERRED STOCK             COMMON STOCK        ADDITIONAL                   RECEIVABLE
                                      ------------------------  ------------------------    PAID-IN    ACCUMULATED        FROM
                                        SHARES       AMOUNT      SHARES       AMOUNT        CAPITAL      DEFICIT      STOCKHOLDERS
                                      -----------  -----------  ---------  -------------  -----------  ------------  ---------------
BALANCE, May 2, 1996................          --           --          --           --            --            --             --
Sale of stock.......................                            1,873,773    $       2     $  46,842                    $    (150)
Bekins acquisition..................                               42,894                        208
Matrix acquisition..................                              100,000                      3,000
Net loss............................                                                                    $   (9,244)
Foreign currency translation
  adjustment........................
                                                                                    --
                                      -----------  -----------  ---------                 -----------  ------------         -----
BALANCE, DECEMBER 31, 1996..........          --           --   2,016,667            2        50,050        (9,244)          (150)
Sale of stock.......................                               85,119                      2,792                         (207)
Repurchase of common stock..........                              (27,560)                      (551)
Net loss............................                                                                       (19,658)
Foreign currency translation
  adjustment........................
                                                                                    --
                                      -----------  -----------  ---------                 -----------  ------------         -----
BALANCE, DECEMBER 31, 1997..........          --   --........   2,074,226            2        52,291       (28,902)          (357)
Sale of stock.......................      15,000    $  14,550      55,267                      3,098                          166
Repurchase of common stock..........                                 (600)                       (18)
Net loss............................                                                                       (38,033)
Preferred stock dividends...........                                                                          (963)
Foreign currency translation
  adjustment........................
                                                                                    --
                                      -----------  -----------  ---------                 -----------  ------------         -----
BALANCE, DECEMBER 31, 1998..........      15,000    $  14,550   2,128,893    $       2     $  55,371    $  (67,898)     $    (191)
                                                                                    --
                                                                                    --
                                      -----------  -----------  ---------                 -----------  ------------         -----
                                      -----------  -----------  ---------                 -----------  ------------         -----

                                                                         OTHER
                                       CUMULATIVE        TOTAL       COMPREHENSIVE        TOTAL
                                       TRANSLATION   STOCKHOLDERS'      INCOME        COMPREHENSIVE
                                       ADJUSTMENT       EQUITY         (EXPENSE)          LOSS
                                      -------------  -------------  ---------------  ---------------
BALANCE, May 2, 1996................           --             --
Sale of stock.......................                   $  46,694
Bekins acquisition..................                         208
Matrix acquisition..................                       3,000
Net loss............................                      (9,244)      $     (39)       $  (9,283)
                                                                    ---------------  ---------------
                                                                    ---------------  ---------------
Foreign currency translation
  adjustment........................    $     (39)           (39)

                                            -----    -------------
BALANCE, DECEMBER 31, 1996..........          (39)        40,619
Sale of stock.......................                       2,585
Repurchase of common stock..........                        (551)
Net loss............................                     (19,658)            (76)         (19,734)
                                                                    ---------------  ---------------
                                                                    ---------------  ---------------
Foreign currency translation
  adjustment........................          (76)           (76)

                                            -----    -------------
BALANCE, DECEMBER 31, 1997..........         (115)        22,919
Sale of stock.......................                      17,814
Repurchase of common stock..........                         (18)
Net loss............................                     (38,033)           (203)         (38,236)
                                                                    ---------------  ---------------
                                                                    ---------------  ---------------
Preferred stock dividends...........                        (963)
Foreign currency translation
  adjustment........................         (203)          (203)

                                            -----    -------------
BALANCE, DECEMBER 31, 1998..........    $    (318)     $   1,516

                                            -----    -------------
                                            -----    -------------

                See notes to consolidated financial statements.

                            GEOLOGISTICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1.  GENERAL INFORMATION

    GeoLogistics Corporation (formerly known as International Logistics Limited and herein referred to as "GeoLogistics" or the "Company") was formed and incorporated in Delaware in 1996 by William E. Simon and Sons, LLC ("WESS"), entities managed by Oaktree Capital Management, LLC ("OCM") and Roger E. Payton, President and Chief Executive Officer. GeoLogistics made three acquisitions during the period ended December 31, 1996, and one acquisition during each of the years ended December 31, 1998 and 1997.

    The Company is one of the largest non-asset based providers of worldwide logistics and transportation services headquartered in the United States. The Company's primary business operations involve obtaining shipment or material orders from customers, creating and delivering a wide range of logistics solutions to meet customers' specific requirements for transportation and related services, and arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of GeoLogistics or The Bekins Company ("Bekins" or "Company Predecessor") and their respective majority owned subsidiaries, collectively. The Company records its investment in each unconsolidated affiliated company (20 to 50 percent ownership) at its related equity in the net assets of such affiliate. Other investments (less than 20 percent ownership) are recorded at cost. Intercompany accounts and transactions have been eliminated. The financial statements reflect minority interests in foreign affiliates acquired in connection with the acquisition of LEP International Worldwide Limited ("LIW") (see Note 3).

    RECLASSIFICATIONS. Certain amounts for prior years have been reclassified to conform with 1998 financial statement and footnote presentation.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with maturities of three months or less when purchased.

    PROPERTY AND EQUIPMENT. Property and equipment are stated at cost, less accumulated depreciation. Depreciation of owned assets and amortization of capital lease assets is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the life of the lease or the useful life of the asset on a straight-line basis. Major repairs, refurbishments and improvements that significantly extend the useful lives of the related assets are capitalized. Maintenance and repairs are expensed as incurred. Estimated useful lives are as follows:

Transportation equipment........................................   4-8 years
Operating equipment and other...................................   3-8 years
Buildings and improvements......................................       25-40
                                                                       years
Furniture and fixtures..........................................  3-10 years
Software........................................................   3-5 years

    INTANGIBLE ASSETS. Intangible assets include principally costs in excess of net assets acquired in connection with the acquisitions described in Note 3 which have been allocated among certain intangible items determined by management to have value such as software, agent and customer contracts, drivers'

                            GEOLOGISTICS CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) network and goodwill. Provision for amortization has been made on the straight-line method based upon the estimated useful lives of the intangible asset categories.

    In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Development or Planned for Internal Use", the Company capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software, and payroll and payroll related costs for employees who are directly associated with a project to develop computer software. Training costs and maintenance fees are expensed as incurred or, if such costs are included in the price of the software, allocated over the term of the service provided.

    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If undiscounted net cash flows are insufficient to recover the carrying amount of its assets, then the assets are written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Based on present operations and strategic plans, the Company believes that no impairment exists.

    OTHER ASSETS. Other assets consists primarily of pension assets of $14.1 million and $12.7 million, respectively in 1998 and 1997, investments in an affiliate and deposits related to certain operating leases.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value at December 31, 1998 and 1997 due to their short-term nature; the carrying value of the Company's revolving debt approximates fair value due to its variable interest rates. Fair values of other debt instruments were calculated based on broker quotes or quoted market prices or rates for the same or similar investments. The carrying amount of other debt instruments subject to fair value disclosures was $110.0 million with a fair value of $102.9 million and $110.0 million at December 31, 1998 and 1997, respectively.

    FOREIGN CURRENCY TRANSLATION. The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets, including intangible assets, and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. The resultant translation adjustments are included in the cumulative translation adjustment, a separate component of stockholders' equity. Income and expenses are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions are included in results of operations.

    FOREIGN CURRENCY RISK MANAGEMENT. The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes and allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to protect certain of its existing foreign assets, liabilities, commitments and anticipated foreign earnings. The Company may use a combination of financial instruments to manage these risks, including forward contracts or option related instruments. The principal currencies hedged are the British Pound, German Mark, Canadian Dollar and some Asian currencies such as the Hong Kong and Singapore dollar. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures for the next year. The gains and losses on these contracts are offset

                            GEOLOGISTICS CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) by changes in the value of the related exposures. At December 31, 1998 and 1997 the Company had approximately $44.5 million and $21.8 million, respectively, in forward contracts outstanding. The credit and market risks under these agreements are not considered to be significant since the counterparties have high credit ratings.

    It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to meet its objective as stated above. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

    REVENUE RECOGNITION. The Company's policy is to recognize revenue when it has performed substantially all services required under the terms of its contracts, generally on the date shipment is completed. Revenue from export-forwarding services is recognized at the time the freight departs the terminal of origin. Customs brokerage revenue is recognized upon completing the documents necessary for customs clearance. Storage revenue is recognized as services are performed. Transportation and other direct costs are recognized concurrently with revenues. For both international and domestic revenues, the above methods of revenue recognition approximate recognizing revenues and expenses when a shipment is completed.

    CREDIT RISK CONSIDERATIONS. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets into which services are sold, as well as their dispersion across many different geographic areas.

    The Company has recorded an allowance for doubtful accounts to estimate the difference between recorded receivables and ultimate collections. The allowance and provision for bad debts are adjusted periodically based upon the Company's evaluation of historical collection experience, industry trends and other relevant factors. The allowance for doubtful accounts was $21.9 and $17.7 million at December 31, 1998 and 1997, respectively.

    INCOME TAXES. Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of assets and liabilities at currently enacted tax rates. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible in income tax returns for the year reported.

    EARNINGS PER SHARE. The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings Per Share at December 31, 1997. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed under the treasury stock method using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding warrants to purchase common stock. Incremental shares of zero, .1 million and zero in 1998, 1997 and 1996, respectively, were not used in the calculation of diluted loss per common share due to their antidilutive effect.

    USE OF ESTIMATES. The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ from those estimates. Accounts affected by significant estimates

                            GEOLOGISTICS CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) include accounts receivable and accruals for transportation and other direct costs, tax contingencies, insurance claims, cargo loss and damage claims.

    OTHER COMPREHENSIVE INCOME. On January 1, 1998, the company adopted FAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is comprised of all changes to stockholders' equity, including net income, except those changes resulting from investments by owners and distributions to owners. Other comprehensive income in the financial statements of the Company represents foreign currency translation adjustments resulting from the conversion of the financial statements of foreign subsidiaries from local currency to U.S. dollars. Prior year financial statements have been reclassified to conform to the requirements of FAS No. 130.

3.  ACQUISITIONS

    On May 2, 1996, the Company acquired all of the outstanding shares of Bekins, a major provider, through its Bekins Van Lines ("BVL") subsidiary, of interstate transportation of household goods and logistic services for high-tech, electronic, medical, and high-end consumer products, for $49.7 million including assumptions of debt and acquisition costs. The consideration was comprised of $49.5 million in cash and the exchange of 45,560 shares of Bekins stock valued at $0.2 million for shares of GeoLogistics. The value assigned to the Company's stock issued in the exchange was based on treatment required by Emerging Issues Task Force ("EITF") publication 88-16 BASIS IN LEVERAGED BUYOUT TRANSACTIONS, which states that residual interest in the acquired company should be carried over at the predecessor's basis. Therefore, the $0.2 million of basis previously included in Bekins was carried over to the shares of common stock of the Company. The excess of the purchase price over the fair value of the net assets acquired of $17.9 million has been recorded as goodwill, and is being amortized on a straight-line basis over 40 years.

    The Company has pursued a strategy of converting company-owned Bekins Moving and Storage ("BMS") service centers into independent moving and storage agents, who will become part of the BVL agent network. Upon the acquisition of Bekins by the Company on May 2, 1996, BMS was treated as discontinued and the net remaining assets were classified as assets held for sale in the balance sheet. During 1997 all remaining assets of BMS were sold. Losses from operations since May 2, 1996 of $4.0 million, partially offset by the gain on sale of the assets of $2.6 million, were considered in the allocation of the purchase price.

    On October 31, 1996, the Company acquired all of the outstanding shares of Americas and Canada from LIW for $32 million in cash including assumption of debt and acquisition costs. Americas and Canada provide domestic and international freight forwarding services, as well as value-added domestic logistic services. The excess of the purchase price over the fair value of the net assets acquired of $20.9 million has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. In addition to the acquisition of Americas and Canada, the Company acquired a 33.3% interest in the equity of LIW for the aggregate price of one dollar.

    On November 7, 1996, the Company acquired all of the outstanding shares of Services, an international project cargo freight forwarder that also specializes in premium international household relocation services, for $30 million including assumption of debt and acquisition costs. The consideration was comprised of $27 million in cash and $3 million of the Company's common stock (valued at $30 per share,

                            GEOLOGISTICS CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

3.  ACQUISITIONS (CONTINUED)
the same price paid by shareholders for additional stock purchases made on October 31, 1996). The excess of the purchase price over the fair value of the net assets acquired of $18.9 million has been recorded as goodwill and is being amortized on a straight-line basis over 25 years.

    On December 31, 1997, employment agreements with three of the Services,selling stockholders were terminated and replaced with new employment agreements and the employment agreement with the fourth selling stockholder was terminated pursuant to a Separation Agreement and Mutual Release. Under the agreements, the Company is obligated for future payments of consulting fees to the terminated selling stockholder and salary for the three remaining selling stockholders through July 2000 and December 2001, respectively. The Company is also obligated to repurchase shares of common stock owned by the selling stockholders under certain conditions.

    On September 30, 1997, the Company increased its holdings of LIW's common stock, a United Kingdom based international freight forwarder with operations primarily in Europe and Asia, from 33.3% to 75.2%. In December 1997, the Company acquired LIW's remaining outstanding common stock and acquired and retired LIW's outstanding preferred stock. Consideration included cash and warrants to purchase 19,045 shares of common stock of the Company at an exercise price of $45 per share under terms similar to previously issued warrants. The transaction has been accounted for under the purchase method of accounting. The purchase price ($14.5 million, including assumption of debt and acquisition costs) has been allocated to the assets acquired and liabilities assumed based on their fair value at the date of purchase. In 1998 the Company completed its evaluation of the fair value of certain assets acquired and liabilities assumed including those related to foreign pension plans, investments in affiliates and certain claims with no material adjustments from preliminary estimates and assumptions.

    On July 13, 1998, the Company purchased substantially all of the operating assets and assumed certain of the liabilities of Caribbean Air Services, Inc. ("CAS"), for aggregate cash consideration of $27 million. CAS is a provider of air logistics services between the United States, Puerto Rico, and the Dominican Republic. Goodwill of approximately $27.2 million is being amortized over 25 years.

    The operating results of each acquired company have been included in the consolidated statements of operations since the dates of acquisition.

    Pro forma unaudited operating results assuming the LIW and the CAS acquisitions were made on January 1, 1997 and adjusting for additional depreciation of property and equipment, amortization of goodwill and additional interest on long-term debt (See Note 6), are as follows:

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------

                                                                          (IN THOUSANDS)
Revenues..........................................................  $  1,555,188  $  1,572,278
Net revenues......................................................  $    378,195  $    388,535
Depreciation and amortization.....................................  $     18,759  $     33,303
Operating income (loss)...........................................  $    (10,533) $      6,060
Loss before extraordinary loss....................................  $    (36,884) $    (17,111)

                            GEOLOGISTICS CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

4.  INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                              DECEMBER 31,
                                                          ---------------------  AMORTIZATION
                                                             1998       1997        PERIOD
                                                          ----------  ---------  -------------
                                                             (IN THOUSANDS)
Goodwill................................................  $   83,902  $  56,627    25-40 years
Agent contracts.........................................       5,610      5,089      2-5 years
Customer contracts......................................       2,045      1,000        2 years
Debt issuance costs.....................................       9,404      8,788     5-10 years
Trademarks..............................................         885         --       10 years
Other...................................................         853      1,047        4 years
                                                          ----------  ---------
                                                             102,699     72,551
Less accumulated amortization...........................     (11,425)    (5,941)
                                                          ----------  ---------
                                                          $   91,274  $  66,610
                                                          ----------  ---------
                                                          ----------  ---------

5.  ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER NONCURRENT LIABILITIES

    Accounts payable includes checks outstanding against the Company's central disbursement accounts. Arrangements with the Company's banks do not call for reimbursement until the checks are presented for payment. Such outstanding checks totaled $14.3 million and $20.1 million at December 31, 1998 and 1997, respectively.

    Accrued expenses and other noncurrent liabilities consist of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
ACCRUED EXPENSES
Transportation........................................................  $   87,445  $  101,462
Employee related......................................................      25,865      21,196
Rents and utilities...................................................         889       1,508
Insurance and litigation..............................................       9,321      10,057
Acquisition related...................................................       4,177       7,913
Customer programs.....................................................       2,124       2,997
Accrued interest......................................................       2,914       2,031
VAT/Sales tax payables................................................       3,097       3,382
Other.................................................................      13,687      14,552
                                                                        ----------  ----------
                                                                        $  149,519  $  165,098
                                                                        ----------  ----------
                                                                        ----------  ----------

                            GEOLOGISTICS CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

5.  ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER NONCURRENT LIABILITIES
(CONTINUED)

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
OTHER NONCURRENT LIABILITIES
Employee benefit programs.............................................  $   30,034  $   22,275
Insurance.............................................................       5,192       5,288
Deferred income taxes.................................................       7,482      10,610
Acquisition related...................................................       8,054       8,335
Other.................................................................       1,638         139
                                                                        ----------  ----------
                                                                        $   52,400  $   46,647
                                                                        ----------  ----------
                                                                        ----------  ----------

    INSURANCE CLAIMS. Certain of the Company's insurance programs, primarily workers' compensation, public liability and property damage, and cargo loss and damage, are subject to substantial deductibles or retrospective adjustments. Accruals for insurance claims, except for cargo claims, are estimated for the ultimate cost of unresolved and unreported claims pursuant to actuarial determination. Cargo claims are accrued for based on the Company's historical claims experience and management's judgment.

    ACQUISITION RESERVES. In conjunction with the 1996 acquisitions of Bekins, Americas and Services (see Note 3), the Company recorded certain acquisition reserves related to the closure of duplicate administrative and warehouse facilities, consolidation of redundant business systems, and reduction of Bekins and Americas personnel performing duplicate tasks. Estimated termination benefits include approximately $3.8 million for severance, wage continuation, medical and other benefits for approximately 200 employees. Facility closures and related costs include estimated net losses on disposal of property, plant and equipment, lease payments and related costs of $3.9 million. Approximately $1.6 million was accrued for all other consolidation, relocation and related activities. In 1997, the Company adjusted certain of these reserves and recorded additional reserves in connection with the acquisition of LIW relating to redundant office facilities ($1.3 million), terminations and relocations of approximately 40 people ($2.6 million) and facility closures ($4.6 million). All costs were accrued as part of the purchase accounting in accordance with approved management plans. In 1998, the Company utilized $8.6 million of reserves recorded in the acquisitions previously discussed and recorded additional reserves of $0.3 million for facility closures relating to the CAS acquisition and $0.6 million for redundant facilities relating to the LIW acquisition.

                            GEOLOGISTICS CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

6.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                          INTEREST RATES       1998        1997
                                                                        ------------------  ----------  ----------
                                                                                                (IN THOUSANDS)
Senior Notes..........................................................               9.75%  $  110,000  $  110,000
Promissory Notes......................................................        8.25%--9.50%      15,000          --
Revolving Credit Facility.............................................               9.50%      49,100          --
Capital lease obligations, due in various installments through
  2003,...............................................................        8.25%--9.90%      10,548       3,087
Other.................................................................        6.19--10.58%      11,078       8,141
                                                                                            ----------  ----------
                                                                                               195,726     121,228
Less current portion..................................................                          12,549       8,438
                                                                                            ----------  ----------
                                                                                            $  183,177  $  112,790
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The assets under capital leases represent primarily certain computer equipment with a net book value as follows:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------

                                                                              (IN THOUSANDS)
Cost.....................................................................  $  11,354  $   4,100
Accumulated depreciation.................................................     (3,050)      (900)
                                                                           ---------  ---------
Net book value...........................................................  $   8,304  $   3,200
                                                                           ---------  ---------
                                                                           ---------  ---------

    Future minimum payments of the Company's long-term debt (exclusive of payments for maintenance, insurance, taxes, and other expenses related to capital leases) as of December 31, 1998 are as follows:

                                                              CAPITAL
                                                              LEASES       DEBT       TOTAL
                                                             ---------  ----------  ----------
1999.......................................................  $   5,040  $    8,401  $   13,441
2000.......................................................      4,001         883       4,884
2001.......................................................      2,214         788       3,002
2002.......................................................        924      49,803      50,727
2003.......................................................         70         303         373
Thereafter.................................................         --     125,000     125,000
                                                             ---------  ----------  ----------
                                                             $  12,249  $  185,178  $  197,427
Less amounts representing interest                               1,701          --       1,701
                                                             ---------  ----------  ----------
                                                             $  10,548  $  185,178  $  195,726
                                                             ---------  ----------  ----------
                                                             ---------  ----------  ----------

    PROMISSORY NOTES: In July, 1998 the Company borrowed $15 million pursuant to a term loan executed by and among the Company and ING (U.S.) Capital Corporation. The loan is unsecured and is evidenced by promissory notes in aggregate principal amount of $15 million due October 15, 2007 (the "Promissory

                            GEOLOGISTICS CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

6.  LONG-TERM DEBT (CONTINUED)
Notes"). Borrowings under the facility are guaranteed by certain direct and indirect subsidiaries of the Company, each of which is either a borrower or guarantor under the Company's existing loan agreement or its 9 3/4% Senior Notes due 2007. At the Company's option, interest will accrue on the loan with reference to either the average of prime commercial lending (or equivalent) rates publicly announced by certain banks plus 1.75% or the offered rate for deposits in dollars in the London Interbank Eurodollar Market ("LIBOR") plus 3.75%. In February 1999 the Promissory Notes were repaid with borrowings incurred by the Company pursuant to Amendment No. 3 to Amended and Restated Loan Agreement. See "Subsequent Events"Note 13.

    SENIOR NOTES: In October 1997 the Company issued $110.0 million in aggregate principal amount of its 9 3/4% Senior Notes (the "Notes") which are due October 15, 2007, and are general unsecured obligations of the Company. The Notes are fully and unconditionally guaranteed on a joint and several senior basis by all existing and future domestic Restricted Subsidiaries (as defined in the indenture relating to the Notes). Three of the Company's domestic subsidiaries hold as their sole assets all of the issued and outstanding equity interests of the Company's non-guarantor foreign subsidiaries. The Notes are subject to various covenants, including, limitations on additional indebtedness, restricted payments, dividends and payment restrictions on the ability of the Company's subsidiaries to pay dividends. The Notes may not be redeemed at the option of the Company prior to October 15, 2002, except in connection with one or more public equity offerings by the Company. Upon the occurrence of a Change of Control, the holders of the Notes would have the right to require the Company to purchase their Notes at a price equal to 101% of the then outstanding aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

    The following is condensed combined financial information of guarantor and non-guarantor subsidiaries:

                                                             BALANCE SHEET AS OF DECEMBER 31, 1998
                                               -----------------------------------------------------------------
                                                 PARENT     GUARANTOR   NON-GUARANTOR
                                                COMPANY    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   COMBINED
                                               ----------  -----------  --------------  ------------  ----------
Cash and cash equivalents....................  $       27   $   2,534     $   12,591     $       --   $   15,152
Accounts receivable trade, net...............          --     102,546        197,813        (33,312)     267,047
Property, net................................      10,760      22,498         61,996             --       95,254
Intangible assets, net.......................       9,372      78,902          3,971           (971)      91,274
Other assets.................................      65,969      33,243         43,292        (62,053)      80,451
                                               ----------  -----------  --------------  ------------  ----------
  Total assets...............................  $   86,128   $ 239,723     $  319,663     $  (96,336)  $  549,178
                                               ----------  -----------  --------------  ------------  ----------
                                               ----------  -----------  --------------  ------------  ----------
Current liabilities..........................  $    5,280   $ 116,010     $  222,697     $  (34,283)  $  309,704
Long-term debt...............................     175,361       2,809          5,007             --      183,177
Other non-current liabilities................    (149,505)    138,037         66,249             --       54,781
Stockholders' equity.........................      54,992     (17,133)        25,710        (62,053)       1,516
                                               ----------  -----------  --------------  ------------  ----------
  Total liabilities and stockholders'
    equity...................................  $   86,128   $ 239,723     $  319,663     $  (96,336)  $  549,178
                                               ----------  -----------  --------------  ------------  ----------
                                               ----------  -----------  --------------  ------------  ----------

                            GEOLOGISTICS CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

6.  LONG-TERM DEBT (CONTINUED)

                                                STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998
                                             -------------------------------------------------------------------
                                               PARENT     GUARANTOR   NON-GUARANTOR
                                              COMPANY    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS    COMBINED
                                             ----------  -----------  --------------  ------------  ------------
Revenues...................................  $       --   $ 635,209    $  1,016,117    $ (124,573)  $  1,526,753
Transportation and other direct costs......          --     493,472         785,634      (124,573)     1,154,533
Operating expenses.........................      11,344     157,703         215,347            --        384,394
                                             ----------  -----------  --------------  ------------  ------------
  Operating profit (loss)..................     (11,344)    (15,966)         15,136            --        (12,174)
Interest and other, net....................      (2,656)    (12,891)         (1,651)           --        (17,198)
Income tax benefit (provision).............       4,900      (7,446)         (5,183)           --         (7,729)
Minority interests.........................          --          --            (932)           --           (932)
                                             ----------  -----------  --------------  ------------  ------------
  Net (loss) income........................  $   (9,100)  $ (36,303)   $      7,370    $       --   $    (38,033)
                                             ----------  -----------  --------------  ------------  ------------
                                             ----------  -----------  --------------  ------------  ------------

                                                  STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1998
                                                -----------------------------------------------------------------
                                                  PARENT     GUARANTOR   NON-GUARANTOR
                                                 COMPANY    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   COMBINED
                                                ----------  -----------  --------------  ------------  ----------
Cash flows from:
  Operating activities........................  $  (20,353)  $ (27,962)    $    4,268     $      117   $  (43,930)
  Investing activities:
  Purchases of property and equipment, net....      (5,728)    (19,136)        (9,156)            --      (34,020)
  Business acquisitions.......................          --     (27,133)            --             --      (27,133)
                                                ----------  -----------  --------------  ------------  ----------
Net investing.................................      (5,728)    (46,269)        (9,156)            --      (61,153)
  Financing activities:
  Debt transactions, net......................      (1,504)     74,489         (5,734)          (117)      67,134
  Equity transactions, net....................      17,796          --             --             --       17,796
  Dividend payments to minorities.............          --          --           (803)            --         (803)
  Effect of exchange rate changes on cash and
    cash equivalents..........................       2,238          --         (4,039)            --       (1,801)
                                                ----------  -----------  --------------  ------------  ----------
Net financing.................................      18,530      74,489        (10,576)          (117)      82,326
                                                ----------  -----------  --------------  ------------  ----------
Net increase (decrease) in cash...............      (7,551)        258        (15,464)            --      (22,757)
Cash and cash equivalents, beginning of
  period......................................       7,578       2,276         28,055             --       37,909
                                                ----------  -----------  --------------  ------------  ----------
Cash and cash equivalents, end of period......  $       27   $   2,534     $   12,591     $       --   $   15,152
                                                ----------  -----------  --------------  ------------  ----------
                                                ----------  -----------  --------------  ------------  ----------

    REVOLVING CREDIT FACILITY. At December 31, 1998, $49.1 million was outstanding under the Facility and the Company had an eligible borrowing base of $97.7 million. Letters of credit of $26.1 million were outstanding, leaving approximately $22.5 million of unused availability under the facility. Interest on the facility accrues at either the Prime Rate or LIBOR plus an applicable interest margin. The applicable interest margin until March 31, 1998 was 0.5% for prime rate loans and 2.0% for LIBOR loans. Between April 1, 1998 and October 27, 1998, the applicable interest margin was the lower of (i) the foregoing

                            GEOLOGISTICS CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

6.  LONG-TERM DEBT (CONTINUED)
margins or (ii) a percentage which will fluctuate between 0.0% and 1% for prime rate loans and between 1.5% and 2.5% for LIBOR loans, based on the ratio of the Company's funded indebtedness to EBITDA (as defined), (the "Floating Margin"). From October 28, 1998, the Floating Margin will determine the applicable interest margin. At December 31, 1998 the Floating Margin Rate was 1.00% for prime rate loans and 2.50% for LIBOR loans.

    The credit facility contains certain covenants and restrictions on actions by the Company including, without limitation, restrictions on indebtedness, liens, guarantee obligations, mergers, creation or dissolution of subsidiaries, asset dispositions not in the ordinary course of business, investments, acquisitions, loans, advances, dividends and other restricted junior payments, transactions with affiliates, sale and leaseback transactions, prepayment of or amendments to junior obligations, entering other lines of business and amendments of other indebtedness. The Company is required to meet certain financial covenants including minimum EBITDA (as defined) and, in certain circumstances, interest coverage tests.

    Certain subsidiaries are entitled to draw amounts under the revolving credit facility, subject to availability pursuant to a borrowing base formula based upon eligible accounts receivable, in order to meet working capital requirements and for general corporate purposes. Borrowings under the facility are guaranteed by the Company and certain of its indirect domestic subsidiaries.

    TERM NOTES. The Company's loan agreement dated October 31, 1996 (the "Agreement") was repaid in 1997 from the proceeds of the Notes. In connection with this transaction, the Company recorded an extraordinary loss of $3,821 ($2,293 net of tax benefit) related to the write off of unamortized deferred financing cost and interest rate caps.

    Additional information on the Company's borrowings is as follows:

                                                            YEAR ENDED         YEAR ENDED
                                                         DECEMBER 31, 1998  DECEMBER 31, 1997
                                                         -----------------  -----------------
Average balance outstanding............................     $   158,229         $  82,838
Maximum balance outstanding............................         185,178           119,218
Weighted average interest rate.........................            9.42%             9.28%

    On May 2, 1996, the Company secured a $50.0 million loan under similar terms as the Agreement. On October 31, 1996, the Company used proceeds from the Agreement to retire the May 2, 1996 loan. In connection with this transaction, the Company recorded an extraordinary loss of $1.7 million ($997 net of tax) related to the write-off of unamortized deferred financing costs.

    INTEREST RATE PROTECTION. During 1997, the Company utilized interest rate agreements to reduce the impact of changes in interest rates on its variable rate debt. The initial cost of interest rate caps was recorded in intangible assets and was amortized to interest expense over the life of the caps. The Company had no such agreements in place at December 31, 1998 or 1997.

                            GEOLOGISTICS CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

7.  INCOME TAXES

    The Company and its U.S. subsidiaries file their federal income tax return on a consolidated basis. At December 31, 1998, the Company's U.S. net operating loss ("NOL") carryforwards available to offset future taxable income were approximately $52.3 million, which expire in 2009 through 2013. The availability of tax benefits of such NOL carryforwards to reduce the Company's federal income tax liabilities is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"). In addition, at December 31, 1998, various foreign subsidiaries of the Company have aggregate NOL carryforwards for foreign income tax purposes of approximately $158.3 million, which are subject to significant restrictive provisions in certain countries. Approximately $17.6 million of the foreign NOL's expire between 1999 and 2006 and $140.7 million have an indefinite life. Approximately $24.6 million relates to the LIW parent company, which does not have significant, separate return, future earnings generation potential. Management believes that the realization of the net deferred tax asset is subject to significant challenge and has established a valuation allowance to reflect this asset at its estimated realizable value.

    No provision was made at December 31, 1998 for accumulated earnings of certain overseas subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely.

    Domestic loss from operations before income taxes was $38.5 million, $27.7 million and $14.2 million for the periods ended December 31, 1998, 1997 and 1996, respectively. Foreign income before income taxes was $9.2 million, $1.9 million and $0.4 million for the periods ended December 31, 1998, 1997 and 1996, respectively.

    The following summarizes the effect of deferred income tax items and the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and loss carryforwards comprising the net deferred tax asset are as follows:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1998       1997
                                                                         ----------  ---------
Deferred tax assets:
  Net operating loss carry-forwards....................................  $   85,362  $  42,002
  Insurance reserves...................................................       4,477      5,363
  Allowance for doubtful accounts......................................       4,884      1,743
  Property and equipment...............................................       1,343      1,884
  Other assets.........................................................       8,598      8,727
                                                                         ----------  ---------
Gross deferred tax assets..............................................     104,664     59,719
                                                                         ----------  ---------
Deferred tax liabilities:
  Property and equipment...............................................         462        158
  Other intangible assets..............................................         930        784
  Other liabilities....................................................         764        556
                                                                         ----------  ---------
Gross deferred tax liabilities.........................................       2,156      1,498
                                                                         ----------  ---------
Valuation allowance....................................................     (76,095)   (30,832)
                                                                         ----------  ---------
Net deferred tax assets................................................  $   26,413  $  27,389
                                                                         ----------  ---------
                                                                         ----------  ---------

                            GEOLOGISTICS CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

7.  INCOME TAXES (CONTINUED)
    In determining the deferred tax valuation allowance at December 31, 1998, the Company has utilized certain tax planning strategies that it considers to be prudent and feasible.

    Income tax expense (benefit), exclusive of the extraordinary losses, was comprised of:

                                                                                 PERIOD FROM
                                                                                 MAY 2, 1996
                                                     YEAR ENDED     YEAR ENDED        TO
                                                    DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                                        1998           1997          1996
                                                    -------------  ------------  ------------
Current Federal...................................    $      --     $       --    $     (300)
State.............................................          343            559           303
Foreign...........................................        6,867          1,091           164
                                                         ------    ------------  ------------
  Total current tax expense.......................        7,210          1,650           167
Deferred Federal..................................           --         (8,403)       (3,644)
State.............................................           --         (2,039)         (536)
Foreign...........................................          519            372            --
                                                         ------    ------------  ------------
  Total deferred tax expense (benefit)............          519        (10,070)       (4,180)
                                                         ------    ------------  ------------
  Total tax expense (benefit), net................    $   7,729     $   (8,420)   $   (4,013)
                                                         ------    ------------  ------------
                                                         ------    ------------  ------------

    Reconciliation of income tax expense (benefit), exclusive of the extraordinary losses, to the statutory corporate Federal tax rate of 35% were as follows:

                                                                                  PERIOD FROM
                                                               YEAR ENDED        MAY 2, 1996 TO
                                                              DECEMBER 31,        DECEMBER 31,
                                                          ---------------------  --------------
                                                             1998       1997          1996
                                                          ----------  ---------  --------------
Statutory tax expense (benefit).........................  $  (10,281) $  (9,026)   $   (4,291)
Effects of:
  Amortization of goodwill..............................         725        851           245
  Foreign income taxed at various rates.................         801       (370)           --
  State income taxes, net of Federal benefit............         223     (1,388)         (613)
  Valuation allowance...................................      14,148         --            --
  Other, net............................................       2,113      1,513           646
                                                          ----------  ---------       -------
                                                          $    7,729  $  (8,420)   $   (4,013)
                                                          ----------  ---------       -------
                                                          ----------  ---------       -------

8.  COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES. The Company leases facilities and equipment under noncancelable operating leases which expire at various dates through 2006. Net rental expense for the years ended December 31, 1998 and 1997, and the period from May 2, 1996 to December 31, 1996, was $33.9 million, $18.4 million and $3.6 million, respectively.

                            GEOLOGISTICS CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum rental payments due under non-cancelable operating leases at December 31, 1998 were as follows:

1999..............................................................  $  32,583
2000..............................................................     22,825
2001..............................................................     14,264
2002..............................................................     10,005
2003..............................................................      7,709
Thereafter........................................................     29,499
                                                                    ---------
  Total...........................................................  $ 116,885
                                                                    ---------
                                                                    ---------

    LITIGATION AND CONTINGENT LIABILITIES. At December 31, 1998, the Company is contesting a claim made by Danish Customs and Excise for payment of customs duties and excise taxes of approximately $4.7 million related to alleged irregularities in connection with a number of historical LIW shipments of freight out of Denmark. The Company has other tax disputes which, in the aggregate, involve amounts of $11.6 million. The Company believes it has a number of defenses to the alleged tax liabilities and it intends to defend the tax claims vigorously. The Company believes it has established adequate reserves for the total alleged tax liabilities.

    The Company and certain of its subsidiaries are defendants in legal proceedings arising in the ordinary course of business and are subject to unasserted claims. Although the outcome of these proceedings cannot be determined, it is the opinion of management, based on consultation with legal counsel, that the litigation reserves recorded at December 31, 1998 and 1997, and included in accrued expenses, are sufficient to cover losses which are probable to occur.

9.  PENSION PLAN, POST RETIREMENT BENEFITS AND OTHER BENEFITS

    DEFINED BENEFIT PLANS. The Company has a number of defined benefit pension plans that cover a substantial number of foreign employees. Retirement benefits are provided based on compensation as defined in the plans. The Company's policy is to fund these plans in accordance with local practice and contributions are made in accordance with actuarial valuations.

                            GEOLOGISTICS CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

9.  PENSION PLAN, POST RETIREMENT BENEFITS AND OTHER BENEFITS (CONTINUED)
    A reconciliation of the benefit obligation of the foreign plans at December 31, 1998 and 1997 follows:

CHANGE IN BENEFIT OBLIGATION                                                1998       1997
-----------------------------------------------------------------------  ----------  ---------
                                                                            (IN THOUSANDS)
Benefit Obligation at Beginning of Year................................  $   91,385  $  --
Service Cost...........................................................       3,589        756
Interest Cost..........................................................       6,079      1,443
Company Contributions..................................................         202         47
Amendments.............................................................      --         --
Actuarial Losses (Gains)...............................................       2,200      1,627
Acquisition............................................................      --         88,737
Benefits Paid..........................................................      (4,555)    (1,225)
Foreign Exchange.......................................................       2,358     --
                                                                         ----------  ---------
Benefit Obligation at End of Year......................................  $  101,258  $  91,385
                                                                         ----------  ---------
                                                                         ----------  ---------

    A reconciliation of the plan assets as of December 31, 1998 and 1997 is as follows:

CHANGE IN PLAN ASSETS
------------------------------------------------------------------------
Fair Value of Plan Assets at Beginning of Year..........................  $  82,935  $  --
Actual Return on Plan Assets............................................     13,002      2,766
Acquisition.............................................................     --         80,337
Company Contributions...................................................      2,911        839
Benefits Paid...........................................................     (3,746)    (1,064)
Foreign Exchange........................................................        632         57
                                                                          ---------  ---------
Fair Value of Plan Assets at End of Year................................  $  95,734  $  82,935
                                                                          ---------  ---------
                                                                          ---------  ---------
Amounts recognized in the statement of financial position consist of the following:
Prepaid Benefit Cost....................................................  $  20,116  $  18,289
Accrued Benefit Liability...............................................     --         --
Intangible Asset........................................................     --         --
                                                                          ---------  ---------
Net Amount Recognized...................................................  $  20,116  $  18,289
                                                                          ---------  ---------
                                                                          ---------  ---------

                            GEOLOGISTICS CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

9.  PENSION PLAN, POST RETIREMENT BENEFITS AND OTHER BENEFITS (CONTINUED)
    The components of net periodic pension cost and the significant assumptions for the foreign plans consisted of the following in the thousands of dollars and percents:

                                                                                              1998        1997
                                                                                           ----------  ----------
Service Cost.............................................................................  $    3,607  $      756
Interest Cost............................................................................       6,079       1,443
Expected Return on Plan Assets...........................................................      (7,297)     (1,487)
Amortization of Prior Service Costs......................................................         460         323
                                                                                           ----------  ----------
Benefits Cost............................................................................  $    2,849  $    1,035
                                                                                           ----------  ----------
                                                                                           ----------  ----------
Weighted-Average Assumptions as of December 31,
Discount Rate............................................................................       6%-7%       7%-8%
Expected Return on Plan Assets...........................................................     6%-8.5%       6%-9%
Rate of Compensation Increase............................................................       2%-5%     2%-5.5%

    Retirement savings plans are available to substantially all North American salaried and nonunion hourly employees, which allow eligible employees to contribute a portion of their annual salaries to the Plans. Matching contributions are made at the discretion of each subsidiary.

    Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Contributions are subject to various vesting schedules, ranging from immediate to seven years. Matching contributions were $1.2 million, $0.7 million and $0.2 million, respectively for the years ended December 31, 1998 and 1997 and the period ended December 31, 1996.

    DEFERRED COMPENSATION PLAN. On July 1, 1996, the Company initiated a nonqualified deferred compensation plan (the "Plan") for certain key employees to supplement the retirement savings plans. Under the Plan, employees sign an irrevocable contribution commitment for a plan year based on a percentage of their salary. The Company matches this contribution subject to certain limitations, and agrees to distribute the deferred compensation, plus investment income, in accordance with the distribution method selected by the employee. Matching expense of the Company was $0.2 million, $0.1 million and $0.1 million in 1998, 1997 and 1996, respectively. Employee deferrals and Company match funds have been deposited with a trustee. These funds and the related deferred compensation obligations are recorded as both a noncurrent asset and a noncurrent liability at December 31, 1998 and 1997 in the amounts of $1.0 million and $0.8 million, respectively. The Company has established a trust to hold and invest amounts contributed pursuant to the Plan. The Company may from time to time, at its sole discretion, direct the trustee to purchase shares of the Company's common stock (the "Plan Shares"). The Company may, by written action, designate which employees are entitled to receive Plan Shares. If at any time prior to an initial public offering, a participant's employment is terminated for any reason whatsoever, the Company has the option to repurchase any Plan Shares held in such participant's account. As of December 31, 1998 and 1997, 3,168 Plan Shares were held by the Trustee on behalf of participants under the Plan.

    Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Company contributions are subject to various vesting schedules, ranging from immediate to three years.

                            GEOLOGISTICS CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

10.  STOCKHOLDERS' EQUITY

    PREFERRED STOCK. On July 13, 1998 the Company sold 11,000 and 4,000 shares of Preferred Stock to OCM Principal Opportunities Fund L.P., and Logistical Simon, L.L.C., respectively (the "Investors"), for aggregate consideration of $14,550,000. The Preferred Stock has a liquidation value of $1,000 per share and was sold to the Investors for $970 per share. The holders of the Preferred Stock are entitled to payment of quarterly dividends when, as and if declared by the board of directors of the Company in amounts ranging from $30.00 per share per quarter to $45.00 per share per quarter, which amount shall be determined based upon the occurrence of certain events that are specified in the Certificate of Designation relating to the Preferred Stock. Dividends on the Preferred Stock will accrue and be fully cumulative (whether or not declared) and will bear interest at rates ranging from 14% per annum to 18% per annum, depending upon the occurrence of certain events that are specified in the Certificate of Designation. Upon redemption of the Preferred Stock or liquidation of the Company, the holders of Preferred Stock will be entitled to receive the following for each share of the Preferred Stock held by such holder: (i)(a) $1,000, representing the liquidation preference of the Preferred Stock plus (b) all accrued and unpaid dividends, whether or not declared multiplied by (c) the applicable liquidation or redemption premium, and (ii) either ten shares of common stock of the Company or the amount of the fair market value of ten shares of common stock of the Company. The Preferred Stock has no mandatory redemption feature, and ranks senior to the Common Stock of the Company for payment of dividends and upon liquidation, and generally does not have any voting rights. At December 31, 1998 accrued but unpaid dividends were $963,000.

    WARRANTS. During the period ended December 31, 1996, fixed and variable price warrants for the purchase of 403,889 shares of common stock at a price range of $20 to $39 were issued to certain employees and non-employees, primarily in connection with the acquisitions of Bekins, Americas, Canada and Services. During the year ended December 31, 1997, fixed price warrants for the purchase of 333,500 shares of common stock were issued to certain employees, at an exercise price ranging from $32 to $60 per share, and warrants to purchase 19,045 shares of common stock were issued in connection with the purchase of LIW at an exercise price of $45 per share. During the year ended December 31, 1998, 15,000 warrants were issued to certain employees at an exercise price of $45 per share. All warrants generally vest ratably over one to four years, although those issued to certain non-employee entities in connection with the Company's 1996 financings and acquisition-related activities vested immediately, and warrants issued prior to January 1, 1997 fully vest upon a registered public offering. All warrants expire in seven to ten years from the date of issuance. The following table summarizes the warrant activity:

                                                                                   WEIGHTED
                                                                                    AVERAGE
                                                                                   EXERCISE
                                                                      WARRANTS       PRICE
                                                                      ---------  -------------
Outstanding at December 31, 1996....................................    403,889    $   26.25
Granted in 1997.....................................................    352,545    $   51.69
Canceled/forfeited..................................................    (30,000)   $   55.67
                                                                      ---------
Outstanding at December 31, 1997....................................    726,434    $   37.38
Granted in 1998.....................................................     15,000    $   45.00
Canceled/forfeited..................................................    (45,000)   $   60.00
                                                                      ---------
Outstanding at December 31, 1998....................................    696,434    $   36.98
                                                                      ---------
Exercisable at: December 31, 1996...................................    128,889    $   22.56
                                                                      ---------
  December 31, 1997.................................................    216,684    $   26.50
                                                                      ---------
  December 31, 1998.................................................    381,739    $   32.74
                                                                      ---------

                            GEOLOGISTICS CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

10.  STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information relating to warrants outstanding and exercisable at December 31, 1998, using various ranges of exercise prices:

   RANGE OF
   EXERCISE                               WEIGHTED AVERAGE     WEIGHTED AVERAGE
    PRICES      OUTSTANDING  EXERCISABLE   EXERCISE PRICE       REMAINING YEARS
--------------  -----------  -----------  -----------------  ---------------------
  $   20-$33       336,540      219,041       $   25.11                  4.6
  $   34-$47       189,394      105,862       $   41.63                  7.1
  $   48-$60       170,500       56,836       $   55.26                  8.4

    The Company accounts for warrants issued to non-employees under the fair value method as required by FAS 123, Accounting for Stock Based Compensation. Approximately $200 of acquisition costs were recorded as part of the purchase price for the fair value of fixed price warrants issued to non-employees for services rendered in connection with the Company's acquisitions during 1996.

    ACCOUNTING FOR STOCK BASED COMPENSATION. The Company has adopted the disclosure-only provisions of FAS 123, "Accounting for Stock Based Compensation", for purposes of warrants issued to employees. Accordingly, no compensation expense has been recognized for the stock warrants. Had compensation costs been determined based on the fair value at the grant date consistent with the provisions of FAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
Net Loss applicable to common stock--as reported..................................  $  38,996  $  19,658  $   9,244
Net Loss applicable to common stock--pro forma....................................  $  39,111  $  19,798  $   9,630
Net Loss common per share--as reported............................................  $   18.39  $    9.59  $    7.37
Net Loss common per share--pro forma..............................................  $   18.45  $    9.66  $    7.67

    The fair value of each warrant was estimated on the date of grant using the minimum value method as a result of the Company's non-public status, zero volatility of its stock and using risk free interest rates of 5.75% to 6.45%, expected life of four years and a dividend yield of zero.

    EMPLOYEE STOCK PURCHASE PLAN. The Company's Employee Stock Purchase Plans (the "Purchase Plans") provide certain employees of the Company with the right to purchase any or all of such employee's allocated portion, as determined by the Board of Directors of the Company, of an aggregate of 8,500 shares of Common Stock of the Company at a purchase price of $20.00 per share and 150,000 shares of Common Stock at a purchase price of $30.00 per share. The right to acquire shares of Common Stock under the Purchase Plans has terminated. A total of 62 employees purchased an aggregate of 110,417 shares of Common Stock pursuant to the Purchase Plans.

    The Purchase Plans provide that, if at any time prior to an initial public offering, an employee who has purchased shares under the Purchase Plans is terminated for any reason whatsoever, including without limitation, death, disability, resignation, retirement or termination with or without cause, (i) the Company has an option (a "call") to repurchase, in whole or in part, the shares of Common Stock of the Company that are then owned by such employee or any transferee, which were acquired pursuant to the Purchase Plans and (ii) the terminated employee has an option (a "put") to sell to the Company, in whole or in part, the shares of Common Stock then owned by such employee which were acquired pursuant to the Purchase Plans. The purchase price for the exercise of either the call or the put option is based on the Company's

                            GEOLOGISTICS CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

10.  STOCKHOLDERS' EQUITY (CONTINUED)
earnings as of the most recently completed fiscal quarter prior to termination and the number of shares of Common Stock outstanding and subject to warrants to the extent such warrants are in the money.

    NOTES RECEIVABLE FROM STOCKHOLDERS. During the period ended December 31, 1996, the Company sold 7,512 shares of common stock to an officer of the Company in exchange for a note receivable of $150. During 1997, the Company sold 7,000 shares of common stock to an officer of the Company in exchange for cash of $52 and a note of $157 and 3,333 shares of common stock to a management employee of the Company in exchange for $50 cash and a note receivable of $50. These notes have been recorded as a reduction of stockholders' equity. The notes are secured by the issued common stock. As of December 31, 1998, one of the notes was repaid in full and two notes remained outstanding with unpaid balances of $50 and $141, carry interest rates of 10% and 8%, respectively, and are payable in full by December 31, 1999 and April 30, 2000, respectively.

    EMPLOYEE STOCK OWNERSHIP. In addition to shares of Common Stock issued to employees under the Purchase Plans and the Deferred Compensation Plan, certain shares of Common Stock and warrants to purchase shares of Common Stock held by employees are required to be repurchased by the Company under certain circumstances. In addition, as of March 30, 1999, the Company had agreements to purchase an aggregate of 39,000 shares of Common Stock for aggregate consideration of $3.3 million at various dates through June 30, 2000. Moreover, the Company may be required under certain circumstances to acquire certain employee warrants to purchase up to 73,000 shares of Common Stock at various dates through September 30, 2002 for aggregate consideration of $2.2 million.

11.  SEGMENT INFORMATION

    The Company has adopted Statement of Financial Accounting Standards (FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement required the Company to change the way it reports information about its operations. Information for 1997 and 1996 has been restated to conform to the 1998 presentation of operating segment information.

    The Company operates in a single business segment providing worldwide logistics solutions to meet customer's specific requirements for transportation and related services by arranging and monitoring all aspects of material flow activities utilizing advanced information technology systems. No customer accounted for ten percent or more of consolidated revenue.

    The Company manages its business primarily on a geographic basis. The Company's reportable geographic segments are comprised of North America, Europe and Asia. Each geographic segment provides products and services previously described.

    Accounting policies for each geographic segment are the same as those described in "Summary of Significant Accounting Policies" in Note 2. The Company evaluates the performance of each geographic segment primarily based on EBITDA. EBITDA represents earnings before interest, taxes, depreciation and amortization. Corporate expenses are excluded from geographic segment EBITDA. Corporate expenses are comprised primarily of marketing costs, incremental information technology costs and other general and administrative expenses which are separately managed. Geographic segment assets exclude corporate assets. Corporate assets include cash and cash equivalents, capitalized software development costs and intangible assets.

                            GEOLOGISTICS CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

11.  SEGMENT INFORMATION (CONTINUED)
    Summary information by geographic segments as of and for the years ended December 31, 1998 and 1997 and the period ended December 31, 1996 is as follows:

                                                                                PERIOD FROM
                                                    YEAR ENDED    YEAR ENDED   MAY 2, 1996 TO
                                                   DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                       1998          1997           1996
                                                   ------------  ------------  --------------
North America:
  Total revenues.................................   $  742,242    $  755,116    $    225,793
  Transactions between regions...................       58,626        26,919              --
  Revenues from customers........................      683,616       728,197              --
  Net revenues...................................      157,991       157,160          44,585
  EBITDA.........................................         (636)       18,723           7,873
  Interest expense...............................       10,280         7,723           2,992
  Depreciation and amortization..................       12,836        29,449          16,310
Europe:
  Total revenues.................................      734,915       267,883              --
  Transactions between regions...................      113,018        70,895              --
  Revenues from customers........................      621,897       196,988              --
  Net revenues...................................      157,901        46,051              --
  EBITDA.........................................        9,375         2,575              --
  Interest expense...............................          481           118              --
  Depreciation and amortization..................        3,088           777              --
Asia:
  Total revenues.................................      293,209        92,849              --
  Transactions between regions...................       71,969        39,786              --
  Revenues from customers........................      221,240        53,063              --
  Net revenues...................................       56,328        15,989              --
  EBITDA.........................................        7,864         2,141              --
  Interest expense...............................           40            --              --
  Depreciation and amortization..................        1,232           149              --

                            GEOLOGISTICS CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

11.  SEGMENT INFORMATION (CONTINUED)

                                                  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                      1998          1997           1996
                                                  ------------  ------------  ---------------
Long lived assets:
  North America.................................   $   27,358    $   14,538      $  25,963
  Europe........................................       48,628        33,349             --
  Asia..........................................        6,244         6,407             --
  Corporate.....................................       13,024         5,525             26
                                                  ------------  ------------       -------
  Consolidated..................................   $   95,254    $   59,819      $  25,989
                                                  ------------  ------------       -------
                                                  ------------  ------------       -------

    A reconciliation of the Company's geographic segment revenues, net revenues EBITDA and assets to the corresponding consolidated amounts as of and for the years ended December 31, 1998 and 1997 and the period ended December 31, 1996 is as follows:

                                                                                                   PERIOD FROM
                                                                       YEAR ENDED    YEAR ENDED   MAY 2, 1996 TO
                                                                      DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                                          1998          1997           1996
                                                                      ------------  ------------  --------------
Revenues:
  North America.....................................................   $  742,242    $  755,116     $  225,793
  Europe............................................................      734,915       267,883             --
  Asia..............................................................      293,209        92,849             --
  Eliminations......................................................     (243,613)     (137,599)            --
                                                                      ------------  ------------  --------------
  Consolidated......................................................   $1,526,753    $  978,249     $  225,793
                                                                      ------------  ------------  --------------
                                                                      ------------  ------------  --------------
Net revenues:
  North America.....................................................   $  157,991    $  157,160     $   44,585
  Europe............................................................      157,901        46,051             --
  Asia..............................................................       56,328        15,989             --
  Eliminations......................................................           --            --             --
                                                                      ------------  ------------  --------------
  Consolidated......................................................   $  372,220    $  219,200     $   44,585
                                                                      ------------  ------------  --------------
                                                                      ------------  ------------  --------------
EBITDA:
  North America.....................................................   $     (636)   $   18,723          7,873
  Europe............................................................        9,375         2,575             --
  Asia..............................................................        7,864         2,141             --
  Corporate.........................................................      (10,651)       (8,972)          (842)
                                                                      ------------  ------------  --------------
  Consolidated......................................................   $    5,952    $   14,467     $    7,031
                                                                      ------------  ------------  --------------
                                                                      ------------  ------------  --------------
Assets:
  North America.....................................................   $  260,694    $  228,694     $  231,027
  Europe............................................................      263,481       249,783             --
  Asia..............................................................       86,119       119,861             --
  Corporate.........................................................      482,429       470,638         49,934
  Eliminations......................................................     (543,545)     (583,210)       (48,458)
                                                                      ------------  ------------  --------------
  Consolidated......................................................   $  549,178    $  485,766     $  232,503
                                                                      ------------  ------------  --------------
                                                                      ------------  ------------  --------------

                            GEOLOGISTICS CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

12.  RELATED PARTY TRANSACTIONS

    The Company has entered into agreements with affiliates of its largest shareholders to provide the Company with management and financial advisory services relating to the structuring of the Company's debt agreements and various acquisitions made by the Company during the past three years. In conjunction with these activities, the Company paid WESS and OCM affiliates $0.3 million and $0.4 million in 1998, respectively, $1.6 million and $1.3 million in 1997, respectively, and $1.7 million and $1.0 million in 1996, respectively.

13.  SUBSEQUENT EVENTS

    On March 4, 1999, the Company announced that it is restructuring its GeoLogistics Americas business into two independent operating units and realigning its products and services in light of a fourth quarter 1998 operating loss that reflects continuing challenges in its domestic freight forwarding business. The Americas operating unit has experienced a difficult freight forwarding environment as a result of generally lower volumes in this market and the effects of the Asian economic crisis. Additionally, Americas has experienced operating difficulties with respect to systems integration as well as the suitability of existing business processes with respect to cost containment and the effective management of its domestic freight forwarding unit. As a result, Americas operating loss for the fourth quarter of 1998 of $19.6 million reflects $11.4 million of adjustments related primarily to increases in cartage accruals, the write off of uncollectible accounts and changes in reserve estimates based on a review of the underlying business systems.

    As part of the restructuring process a new management team has been put in place primarily to address the domestic operational situation. This new management team will formulate initiatives which must be undertaken to attain the goal of profitability. Management will carefully evaluate these initiatives to determine their financial impact with a focus of implementing a restructuring process in an efficient and cost effective manner during 1999.

    On February 26, 1999, the Company executed an amendment to the Credit Facility. The Amendment includes revised financial covenants and additional collateral that were required as result of the recent operating results of the Company. The Amendment (a) provides for an additional $30.5 million commitment by the Agent Bank to make supplemental loans, which will become due and payable on December 31, 2002 (subject to extension upon the extension of the maturity date), and to issue supplemental letters of credit, (b) requires the obligors under the Credit Facility to grant a security interest in all of their personal property, including all trademarks and other intangibles, to the extent not already included in the collateral, and one item of real property to secure the loans under the Credit Facility, (c) amends the EBITDA and interest coverage ratio covenants for the period from and after December 31, 1998 to and including December 31, 1999, (d) increases the restrictions regarding the making of investments and acquisitions and prohibits the payment of management fees by the Company and certain of its subsidiaries prior to the date following March 31, 1999 on which the Company is in compliance with the original EBITDA and the Interest Charge Coverage Ratio covenants or, in the case of the management fees, the earlier satisfaction of certain other tests, and (e) increases the margins applicable to eurodollar and base rate loans based on specified funded debt ratios. Because of the undetermined impact of the restructuring on GeoLogistics Americas, and because of the uncertainties surrounding the performance of GeoLogistics Americas, the Company may have to seek again to amend those covenants.

14.  SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (IN THOUSANDS)

    The following table summarizes the Company's quarterly financial information:

                                                                         QUARTERS ENDED
                                     --------------------------------------------------------------------------------------
                                          MARCH 31,              JUNE 30,           SEPTEMBER 30,          DECEMBER 31,
                                     --------------------  --------------------  --------------------  --------------------

                                       1998       1997       1998       1997       1998       1997      1998(A)     1997
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Revenues...........................  $ 365,664  $ 162,742  $ 371,211  $ 185,359  $ 387,968  $ 202,040  $ 401,910  $ 428,108
Net revenues.......................     89,038     36,866     93,357     40,683     95,113     40,126     94,712    101,525
Selling, general & administrative
  expense..........................     87,905     35,292     86,725     36,779     91,020     37,588    100,618     95,074
Depreciation and amortization......      3,813      7,294      3,900      7,287      3,847      7,557      6,566      8,260
Operating profit (loss)............     (2,680)    (5,720)     2,732     (3,383)       246     (5,019)   (12,472)    (1,809)
Loss before income taxes, minority
  interests and extraordinary
  losses...........................     (6,127)    (7,491)    (1,012)    (5,372)    (4,547)    (6,936)   (17,686)    (4,919)
Income tax provision (benefit).....     (1,957)    (2,047)      (279)    (2,654)    (2,267)    (1,845)    12,232     (1,874)
Loss before minority interest and
  extraordinary losses.............     (4,170)    (5,444)      (733)    (2,718)    (2,280)    (5,091)   (29,918)    (3,045)
Minority interest..................       (158)        --       (215)        --       (213)        --       (346)    (1,067)
Loss before extraordinary loss.....     (4,328)    (5,444)      (948)    (2,718)    (2,493)    (5,091)   (30,264)    (4,112)
Extraordinary loss-net of tax
  benefit..........................         --         --         --         --         --         --         --     (2,293)
Net loss...........................     (4,328)    (5,444)      (948)    (2,718)    (2,493)    (5,091)   (30,264)    (6,405)
Preferred stock dividend...........         --         --         --         --        438         --        525         --
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Loss applicable to common stock....  $  (4,328) $  (5,444) $    (948) $  (2,718) $  (2,931) $  (5,091) $ (30,789) $  (6,405)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Per common share--basic:
  Loss before extraordinary loss...  $   (2.06) $   (2.69) $    (.45) $   (1.34) $   (1.38) $   (2.47) $  (14.51) $   (1.99)
  Extraordinary loss...............         --         --         --         --         --         --         --      (1.12)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Net loss.........................  $   (2.06) $   (2.69) $    (.45) $   (1.34) $   (1.38) $   (2.47) $  (14.51) $   (3.11)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Per common share--diluted:
  Loss before extraordinary loss...  $   (2.06) $   (2.69) $    (.45) $   (1.34) $   (1.38) $   (2.47) $  (14.51) $   (1.99)
  Extraordinary loss...............         --         --         --         --         --         --         --      (1.12)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Net loss.........................  $   (2.06) $   (2.69) $    (.45) $   (1.34) $   (1.38) $   (2.47) $  (14.51) $   (3.11)
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

------------------------

(A) The fourth quarter of 1998 includes $11.4 million of adjustments in Americas relating principally to cartage accruals, the write-off of uncollectible accounts receivable and charges in reserve estimates. In addition, the fourth quarter was affected by the reversal of tax benefits which had been recorded during the first three quarters of 1998 as a result of the Company's adjustment of the deferred tax asset valuation allowance.

                            GEOLOGISTICS CORPORATION

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

 YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE PERIOD ENDED DECEMBER 31, 1996

                                 (IN THOUSANDS)

                                                                            ADDITIONS
                                                            -----------------------------------------
                                               BALANCE AT
                                                BEGINNING                  CHARGED TO                               BALANCE AT
                                                   OF       CHARGED TO        OTHER                                   END OF
DESCRIPTION                                    THE PERIOD     INCOME        ACCOUNTS      ACQUISITIONS DEDUCTIONS   THE PERIOD
---------------------------------------------  -----------  -----------  ---------------  -----------  -----------  -----------
Year ended December 31, 1998:
  Allowance for doubtful accounts............      17,710       12,197             --             --       (8,045)      21,862

Year ended December 31, 1997:
  Allowance for doubtful accounts............       3,675        4,028             --         13,845       (3,838)      17,710

Period ended December 31, 1996(a):
  Allowance for doubtful accounts............         730        1,057             --          2,501         (613)       3,675

------------------------

(a) Includes the period from May 2, 1996 (date of the Bekins acquisition) through December 31, 1996.