Form 10-Q
period 1999-03-31
GEOLOGISTICS CORP
filed 1999-05-14
CIK 1015527

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-42607

                            GEOLOGISTICS CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                         22-3438013
---------                                                        ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



                            13952 Denver West Parkway
                             Golden, Colorado 80401
                             ----------------------
              (Address of principal executive offices and Zip Code)


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

                              Yes X      No
                                 ---        ---

On May 14, 1999, the registrant had 2,118,893 outstanding shares of common stock, par value $.001 per share.

                            GEOLOGISTICS CORPORATION

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I.    FINANCIAL INFORMATION

           ITEM 1.  Financial Statements:

                    Condensed Consolidated Balance Sheets,
                    March 31, 1999 (unaudited) and December 31, 1998           3

                    Condensed Consolidated Statements of Operations
                    for the three months ended
                    March 31, 1999 and 1998 (unaudited)                        5

                    Condensed Consolidated Statements of
                    Cash Flows for the three months ended
                    March 31, 1999 and 1998 (unaudited)                        6

                    Notes to the Condensed Consolidated Financial
                    Statements                                                 7

           ITEM 2.  Management's Discussion and Analysis of
                    Financial Condition and Results
                    of Operations                                              15

           ITEM 3. Information required for this item has been included in Management's Discussion and Analysis.

PART II.   OTHER INFORMATION

           ITEM 2.  Changes in Securities                                      26

           ITEM 6.  Exhibits and Reports on Form 8-K                           26


                          PART I. FINANCIAL INFORMATION
                            GEOLOGISTICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  MARCH 31,                 DECEMBER 31,
                                                                    1999                         1998
                                                               --------------               ----------------
                                                                (UNAUDITED)
Current assets:
   Cash and cash equivalents                                       $ 13,404                      $ 15,152
   Accounts receivable:
      Trade, net                                                    247,678                       267,047
      Other                                                           9,451                        11,046
   Deferred income taxes                                              7,247                         7,245
   Prepaid expenses                                                  19,588                        20,708
                                                                   --------                      --------
      Total current assets                                          297,368                       321,198
                                                                   --------                      --------

Property and equipment, at cost                                     108,432                       113,618
Accumulated depreciation                                            (18,007)                      (18,364)
                                                                   --------                      --------

       Net property and equipment                                    90,425                        95,254

Notes receivable, less current portion                                1,662                         1,711
Deferred income taxes                                                19,337                        19,168
Goodwill, net                                                        78,767                        79,347
Intangible assets, net                                               11,300                        11,927
Other assets                                                         19,968                        20,573
                                                                   --------                      --------
                                                                   $518,827                      $549,178
                                                                   --------                      --------
                                                                   --------                      --------

   See accompanying notes to the condensed consolidated financial statements.

                            GEOLOGISTICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   MARCH 31,                 DECEMBER 31,
                                                                     1999                      1998
                                                                 -----------                 --------
Current liabilities:
    Accounts payable                                                $133,668                    $139,696
    Accrued expenses                                                 128,298                     149,519
    Income taxes payable                                               9,327                       7,940
    Current portion of long term debt                                 15,644                      12,549
                                                                    --------                    --------

       Total current liabilities                                     286,937                     309,704

Long-term debt, less current portion                                 194,066                     183,177
Other noncurrent liabilities                                          48,950                      52,400
Minority interest                                                      2,444                       2,381
                                                                   ---------                   ---------
       Total liabilities                                             532,397                     547,662

Stockholders' equity:
    Preferred stock 15,000 shares authorized,
      issued and outstanding                                          14,550                      14,550
    Common stock ($.001 par value 5,000,000
      shares authorized, 2,118,893 and 2,128,893
      shares issued and outstanding)                                       2                           2
    Additional paid-in-capital                                        55,731                      55,371
    Accumulated deficit                                              (83,411)                    (67,898)
    Notes receivable from stockholders                                  (191)                       (191)
    Cumulative translation adjustment                                   (251)                       (318)
                                                                   ---------                   ---------

       Total stockholders' equity                                    (13,570)                      1,516
                                                                   ---------                   ---------

                                                                    $518,827                    $549,178
                                                                   ---------                   ---------
                                                                   ---------                   ---------


   See accompanying notes to the condensed consolidated financial statements.

                            GEOLOGISTICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            THREE-MONTH PERIODS
                                                                                    ENDED
                                                                         ----------------------------
                                                                          MARCH 31,         MARCH 31,
                                                                            1999              1998
                                                                         -----------       -----------
Revenues                                                                 $   365,329       $   365,664

Transportation and other direct costs                                        273,293           276,626
                                                                         -----------       -----------
Net revenues                                                                  92,036            89,038

Selling, general and administrative expenses                                  94,708            87,905
Depreciation and amortization                                                  4,642             3,813
                                                                         -----------       -----------

Operating loss                                                                (7,314)           (2,680)

Interest expense, net                                                         (5,574)           (3,434)
Other expense, net                                                              (145)              (13)
                                                                         -----------       -----------

Loss before income taxes and minority interest                               (13,033)           (6,127)

Income tax provision (benefit)                                                 1,800            (1,957)
                                                                         -----------       -----------

Loss before minority interest                                                (14,833)           (4,170)

Minority interest                                                               (155)             (158)
                                                                         -----------       -----------

Net loss                                                                     (14,988)           (4,328)
Preferred stock dividend                                                        (525)             --
                                                                         -----------       -----------
Loss applicable to common stock                                           $  (15,513)      $    (4,328)
                                                                         -----------       -----------
                                                                         -----------       -----------

Basic loss per common share                                               $    (7.30)      $     (2.06)
                                                                         -----------       -----------
                                                                         -----------       -----------
Diluted loss per common share                                             $    (7.30)      $     (2.06)
                                                                         -----------       -----------
                                                                         -----------       -----------

Weighted average number of common and
  common equivalent shares outstanding                                     2,126,393         2,101,026
                                                                         -----------       -----------
                                                                         -----------       -----------

   See accompanying notes to the condensed consolidated financial statements.

                            GEOLOGISTICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               THREE-MONTH PERIODS
                                                                                      ENDED
                                                                           --------------------------
                                                                            MARCH 31,       MARCH 31,
                                                                              1999             1998
                                                                           ----------       ---------
Cash flows from operating activities:
    Net loss                                                               $  (14,988)      $  (4,328)
    Adjustments to reconcile net loss
       to net cash from operating activities:
         Depreciation and amortization                                          4,642           3,813
         Amortization of deferred items                                           589             297
         Deferred income taxes                                                   (170)         (1,898)
         Changes in current assets and liabilities, net                        (3,408)         (5,436)
         Other, net                                                              (227)           (735)
                                                                           ----------       ---------
       Net cash from operating activities                                     (13,562)         (8,287)

Cash flows from investing activities:
    Purchases of property, equipment and software, net                         (2,530)         (3,607)
    Other                                                                        --              (633)
                                                                           ----------       ---------
       Net cash from investing activities                                      (2,530)         (4,240)

Cash flows from financing activities:
    Proceeds from revolving line of credit, net                                 5,607           8,800
    Proceeds from long-term debt                                                9,332           1,799
    Payments on long-term debt                                                   (955)           (838)
    Proceeds from issuance of common stock                                        360           2,018
    Other, net                                                                   --               124
                                                                           ----------       ---------
    Net cash from financing activities                                         14,344          11,903
                                                                           ----------       ---------
Net decrease in cash and cash equivalents                                      (1,748)           (624)
Cash and cash equivalents, beginning of period                                 15,152          37,909
                                                                           ----------       ---------
Cash and cash equivalents, end of period                                   $   13,404       $  37,285
                                                                           ----------       ---------
                                                                           ----------       ---------

Supplemental cash flow information:
    Interest paid during the period                                        $    2,086       $     891
    Income taxes paid during the period                                    $      492       $     646
    Noncash warrant transactions                                           $      360       $     360
    New capital leases                                                     $       20       $   1,884


    See accompanying notes to the condensed consolidated financial statements

                            GEOLOGISTICS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in GeoLogistics Corporation's ("Company") Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation in accordance with generally accepted accounting principles of the condensed consolidated financial statements for the periods shown. Certain amounts for the prior year have been reclassified to conform with the current year financial statement presentation. Significant accounting policies followed by the Company are included in Note 2 to the audited consolidated financial statements in the Company's Form 10-K. Results of operations for the three months ended March 31, 1999 may not be indicative of the results to be expected for the full year.

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

EARNINGS PER SHARE

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

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)

NOTE 2. LONG-TERM DEBT (CONTINUED)

The following is condensed combined financial information of guarantor and non-guarantor subsidiaries:

                                                             Balance Sheet as of March  31, 1999
                                               ---------------------------------------------------------------
                                                Parent    Guarantor    Non-Guarantor
                                                Company  Subsidiaries   Subsidiaries  Eliminations    Combined
                                                -------  ------------  -------------  ------------    --------
Cash and cash equivalents...................   $    911    $    950      $ 11,543        $      -    $ 13,404
Accounts receivable--trade, net.............          -      96,752       183,460         (32,534)    247,678
Property, net...............................      8,808      23,372        58,245               -      90,425
Intangible assets, net......................      8,810      78,276         3,924            (943)     90,067
Other assets................................     66,416      29,944        43,321         (62,428)     77,253
                                               --------    --------      --------        --------    --------

  Total assets..............................   $ 84,945    $229,294      $300,493        $(95,905)   $518,827
                                               --------    --------      --------        --------    --------
                                               --------    --------      --------        --------    --------

Current liabilities.........................   $  5,849    $107,249      $213,517        $(39,678)   $286,937
Long-term debt, less current portion........    187,716       1,796         4,554               -     194,066
Other noncurrent liabilities................   (159,412)    146,750        57,854           6,202      51,394
Stockholders' equity........................     50,792     (26,501)       24,568         (62,429)    (13,570)
                                               --------    --------      --------        --------    --------

  Total liabilities and stockholders'
    equity..................................   $ 84,945    $229,294      $300,493       $ (95,905)   $518,827
                                               --------    --------      --------        --------    --------
                                               --------    --------      --------        --------    --------

                                              Statement of Operations for the Three Months Ended March 31, 1999
                                              -----------------------------------------------------------------
                                                Parent     Guarantor   Non-Guarantor
                                                Company  Subsidiaries  Subsidiaries   Eliminations    Combined
                                                -------  ------------  -------------  ------------    --------
Revenues....................................   $      -    $145,740      $255,963        $(36,374)   $365,329
Transportation and other direct costs.......          -     110,514       199,153         (36,374)    273,293
Operating expenses..........................      4,053      39,242        56,055               -      99,350
                                               --------    --------      --------        --------    --------

  Operating profit (loss)...................     (4,053)     (4,016)          755               -      (7,314)
Interest, net...............................     (1,422)     (3,327)         (825)              -      (5,574)
Other income (expense) net..................      1,444        (805)         (784)              -        (145)
Income tax provision .......................          -       1,213           587               -       1,800
Minority interest...........................          -           -          (155)              -        (155)
                                               --------    --------      --------        --------    --------

  Net loss..................................   $ (4,031)   $ (9,361)     $ (1,596)       $      -    $(14,988)
                                               --------    --------      --------        --------    --------
                                               --------    --------      --------        --------    --------

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)

                                                  Statement of Cash Flows for the Three Months Ended March 31, 1999
                                                  -----------------------------------------------------------------
                                                  Parent     Guarantor   Non-Guarantor
                                                  Company  Subsidiaries   Subsidiaries  Eliminations     Combined
                                                  -------  ------------  -------------  ------------     --------
Cash flows from:
  Operating activities.......................    $(5,128)     $(6,150)      $(2,284)    $         -      $(13,562)
  Investing activities.......................      1,966       (3,634)         (862)              -        (2,530)
  Financing activities.......................      4,046        8,200         2,098               -        14,344
                                                 -------      -------       -------     -----------      --------

Net increase (decrease) in cash and cash
  equivalents................................        884       (1,584)       (1,048)              -        (1,748)
Cash and cash equivalents, beginning of
  period.....................................         27        2,534        12,591               -        15,152
                                                 -------      -------       -------     -----------      --------

Cash and cash equivalents, end of period.....    $   911      $   950       $11,543     $         -      $ 13,404
                                                 -------      -------       -------     -----------      --------
                                                 -------      -------       -------     -----------      --------

NOTE 3.  SEGMENT INFORMATION

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

Accounting policies for each geographic segment are the same as those described in "Summary of Significant Accounting Policies" in Note 2 of the Notes to the Consolidated Financial Statements included in the Form 10-K filed for the year ended December 31, 1998. The Company evaluates the performance of each geographic segment primarily based on EBITDA. EBITDA represents earnings before interest, taxes, depreciation and amortization. Corporate expenses are excluded from geographic segment EBITDA. Corporate expenses are comprised primarily of marketing costs, incremental information technology costs and other general and administrative expenses which are separately managed. Geographic segment assets exclude corporate assets. Corporate assets include cash and cash equivalents, capitalized software development costs and intangible assets.

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)


Information regarding the Company's operations by geographic region is summarized below.

                                                                               THREE MONTHS ENDED
                                                                        ---------------------------------
                                                                        MARCH 31,               MARCH 31,
                                                                          1999                   1998
                                                                          ----                   ----
North America:
  Total revenues                                                         $171,626                 $176,844
  Transactions between regions                                             12,749                   15,418
  Revenues from customers                                                 158,877                  161,426
  Net revenues                                                             39,391                   39,906
  EBITDA                                                                     (519)                   1,182
  Interest expense                                                         (3,449)                  (1,986)
  Depreciation and amortization                                             3,147                    2,950

Europe:
  Total revenues                                                         $172,955                 $180,320
  Transactions between regions                                             24,862                   24,148
  Revenues from customers                                                 148,093                  156,172
  Net revenues                                                             38,604                   37,749
  EBITDA                                                                      337                    1,891
  Interest income (expense)                                                   (86)                      44
  Depreciation and amortization                                               849                      777

Asia:
  Total revenues                                                         $ 78,316                 $ 62,845
  Transactions between regions                                             19,957                   14,779
  Revenues from customers                                                  58,359                   48,066
  Net revenues                                                             14,041                   11,383
  EBITDA                                                                    1,469                    1,129
  Interest expense                                                           (125)                     (81)
  Depreciation and amortization                                               428                      149

Information regarding the Company's long lived assets by geographic region is summarized below as of March 31, 1999 and December 31, 1998.

Long lived assets:
  North America                                                          $ 28,174                 $ 14,552
  Europe                                                                   45,092                   40,367
  Asia                                                                      6,239                    3,879
  Corporate                                                                10,920                   10,753
                                                                         --------                 --------
  Consolidated                                                           $ 90,425                 $ 69,551
                                                                         --------                 --------
                                                                         --------                 --------

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)

         A reconciliation of the Company's geographic segment revenues, net revenues, EBITDA and assets to the corresponding consolidated amounts as of and for the three months ended March 31, 1999 and 1998 is as follows:

                                                                               THREE MONTHS ENDED
                                                                          MARCH 31,            MARCH 31,
                                                                           1999                 1998
                                                                           ----                 ----
Revenues:
  North America                                                           $171,626              $176,844
  Europe                                                                   172,955               180,320
  Asia                                                                      78,316                62,845
  Eliminations                                                             (57,568)              (54,345)
                                                                          --------              --------
  Consolidated                                                            $365,329              $365,664
                                                                          --------              --------
                                                                          --------              --------

Net revenues:
  North America                                                           $ 39,391              $ 39,906
  Europe                                                                    38,604                37,749
  Asia                                                                      14,041                11,383
                                                                          --------              --------
  Consolidated                                                            $ 92,036              $ 89,038
                                                                          --------              --------
                                                                          --------              --------

EBITDA:
  North America                                                           $   (519)             $  1,182
  Europe                                                                       337                 1,891
  Asia                                                                       1,469                 1,129
  Corporate                                                                 (3,959)               (3,069)
                                                                          --------              --------
  Consolidated                                                            $ (2,672)             $  1,133
                                                                          --------              --------
                                                                          --------              --------

Assets:
  North America                                                           $252,831              $224,546
  Europe                                                                   242,041               208,365
  Asia                                                                      83,396                58,565
  Corporate                                                                480,440               406,251
  Eliminations                                                            (539,881)             (408,965)
                                                                          --------              --------
  Consolidated                                                            $518,827              $488,762
                                                                          --------              --------
                                                                          --------              --------

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

Comprehensive loss for the three months ended March 31, 1999 and 1998 is as follows (in thousands):

                                                        1999               1998
                                                        ----               ----
Cumulative translation adjustment                     $    (67)          $    986
Net loss                                                14,988              4,328
                                                      --------           --------

Comprehensive loss                                    $ 14,921           $  5,314
                                                      --------           --------
                                                      --------           --------


NOTE 5.  AMERICAS RESTRUCTURING

         On March 4, 1999 the Company announced the restructuring of its GeoLogistics Americas business into two independent operating units and the realignment of its products and services in light of a fourth quarter operating loss. The Americas operating unit experienced a difficult freight forwarding environment as a result of generally lower volumes and the effects of the Asian economic crisis which has continued during the first quarter of 1999.

    As part of the restructuring process, a new management team was put in place primarily to address the domestic operational situation. This new management team together with the Company's advisors has formulated certain initiatives to be undertaken to attain the goal of

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)

profitability. These initiatives are being evaluated to determine their financial impact. The restructuring plan is expected to be implemented later in 1999 at which time the costs will be recorded as a charge to earnings. It is anticipated that the restructuring process will be substantially completed during the fourth quarter of 1999.

It is expected that operational changes will include the separation of GeoLogistics Americas, Inc. into two independent operating units, Domestic and International, each with its own line management, thereby improving each division's focus on its core customers, agents, vendors and employees. In addition, surface transportation and cartage operations will be re-engineered in an effort to improve pricing, purchasing, utilization and internal business processes.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY INCLUDED ELSEWHERE IN THIS REPORT. THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH HEREIN AS WELL AS WITHIN THIS QUARTERLY REPORT GENERALLY. ALSO, DOCUMENTS SUBSEQUENTLY FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION MAY CONTAIN FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE CHALLENGES AND UNCERTAIN-TIES INHERENT IN SUCCESSFULLY IMPLEMENTING THE COMPANY'S BRANDING, INFORMATION TECHNOLOGY AND COST REDUCTION STRATEGIES AND THE OTHER RISK FACTORS AND MATTERS IDENTIFIED HEREIN OR IN OTHER PUBLIC FILINGS BY THE COMPANY, INCLUDING THE COMPANY'S REGISTRATION STATEMENT ON FORM S-4 (FILE NO. 333-42607) AND FORM 10-K (FILED ON MARCH 31, 1999), SUCH AS RISKS RELATING TO THE COMPANY'S LEVERAGE AND ABILITY TO SERVICE ITS DEBT OBLIGATIONS, CHALLENGES PRESENTED BY INTEGRATION OF RECENT ACQUISITIONS AND IN THE AMERICAS BUSINESS, RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND CURRENCY FLUCTUATIONS AND RISKS RELATED TO INFORMATION TECHNOLOGY IMPLEMENTATION AND INTEGRATION.

GENERAL

         The Company commenced operations on May 2, 1996 in connection with its acquisition of The Bekins Company ("Bekins"). On October 31, 1996, the Company acquired GeoLogistics Americas ("Americas") and GeoLogistic Company ("Canada") and securities representing 33.3%, in the aggregate, of the common equity of LEP International Worldwide Limited ("LIW"). On November 7, 1996, the Company acquired Services. On September 30, 1997, the Company acquired an additional 41.9% of the common equity of LIW and on December 15, 1997, the Company completed the acquisition of all of the remaining equity securities of LIW. On July 13, 1998, the Company purchased substantially all of the operating assets and assumed certain of the liabilities ("Air Services Acquisition") of Caribbean Air Services, Inc. All acquisitions were accounted for by the purchase method of accounting, and accordingly, the book values of the assets and liabilities of the acquired companies were adjusted to reflect their fair values at the dates of acquisition.

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

         On March 4, 1999 the Company announced the restructuring of its GeoLogistics Americas business into two independent operating units and the realignment of its products and services in light of a fourth quarter operating loss. The Americas operating unit experienced a difficult freight forwarding environment as a result of generally lower volumes and the effects of the Asian economic crisis which has continued during the first quarter of 1999.

         As part of the restructuring process, a new management team was put in place primarily to address the domestic operational situation. This new management team together with the Company's advisors have formulated certain initiatives to be undertaken to attain the goal of profitability. These initiatives are being evaluated to determine their financial impact. The restructuring plan is expected to be implemented later in 1999 at which time the estimated costs will be recorded as a charge to earnings. It is anticipated that the restructuring process will be substantially completed during the fourth quarter of 1999.

    The following comparison of Americas results for the three months ended March 31, 1999 and 1998 should be read in conjunction with the Management's Discussion and Analysis for the three months ended March 31, 1999 versus the three months ended March 31, 1998. Results for 1998 have been restated to reflect the transition of the Americas business between the U.S. and Puerto Rico to GeoLogistics Air Services ("Air Services") during the third quarter of 1998 as if such transition had occurred in the first quarter of 1998.

                                                                              1999             1998
                                                                              -----            ----
                                                                                 (IN THOUSANDS)
Revenues                                                                    $66,629          $77,180
Net revenues                                                                 15,967           18,400
Selling, general and administrative expenses                                 21,117           22,629
Depreciation and amortization                                                 1,007            1,227
                                                                            -------          -------
Operating loss                                                              $(6,157)         $(5,456)


It is expected that operational changes will include the separation of GeoLogistics Americas, Inc. into two independent operating units, Domestic and International, each with its own line management, thereby improving each division's focus on its core customers, agents, vendors and employees. In addition, surface transportation and cartage operations will be re-engineered in an effort to improve pricing, purchasing, utilization and internal business processes.

The following discussion and analysis relates to the results of operations for the Company as reported for the three months ended March 31, 1999 and 1998, and should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this Form 10-Q.

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                      --------------------------
                                                                                        1999               1998
                                                                                        ----               ----
                                                                                             (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues                                                                              $365,329          $365,664
Net revenues                                                                            92,036            89,038
Selling, general and administrative expenses                                            94,708            87,905
Depreciation and amortization                                                            4,642             3,813
                                                                                      --------          --------
Operating loss                                                                          (7,314)           (2,680)
Interest expense, net                                                                   (5,574)           (3,434)
Other expense, net                                                                        (145)              (13)
Income tax provision (benefit)                                                           1,800            (1,957)
Minority interest                                                                         (155)             (158)
                                                                                      --------          --------
Net loss                                                                              $(14,988)         $ (4,328)
                                                                                      --------          --------
                                                                                      --------          --------

THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998

         REVENUES. The Company's revenues decreased by approximately $0.4 million to $365.3 million for the three months ended March 31, 1999 from $365.7 million for the three months ended March 31, 1998. Contributing additional revenue of $14.2 million in the period was Air Services. In addition, the Asia/Pacific region revenues increased $12.9 million, due primarily to increased export volumes and new customers. These increases were offset by a decline in the Americas business unit of $10.6 million, due to lower domestic and international forwarding volumes as a result of a difficult freight forwarding environment and the effects of the Asian economic crisis. Europe's revenues declined $11.3 million as a result of lower revenues in all modes and market softness throughout Europe as a result of the current economic climate.

Services business unit revenues decreased $4.7 million, on lower volume in both project cargo and international relocation product lines as a result of declining international relocations and softness in the oil and gas industries. Had foreign exchange rates remained constant from 1998 to 1999, consolidated revenues would have been $5.0 million less than the actual 1999 results.

         NET REVENUES. Net revenues, which represent gross profit after deducting transportation and other direct costs, increased by approximately $3.0 million, to $92.0 million for the three months ended March 31, 1999 from $89.0 million for the same period in 1998. Net revenues as a percentage of revenues increased to 25.2% in 1999 from 24.3% for the same period in 1998. This was primarily due to a shift in product offerings to higher margin value-added services, the effect of the Air Services Acquisition and increased volumes in the Asia/Pacific region. Reductions in Americas and Services, due to lower revenues as previously discussed, and GeoLogistics Network Solutions as a result of lower revenues and decreased profit margins partially offset these increases. Had foreign exchange rates remained constant from 1998 to 1999, consolidated net revenues would have been $1.8 million less than 1999 actual results.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $6.8 million, to $94.7 million for the three months ended March 31, 1999 from $87.9 million for the three months ended March 31, 1998. These expenses as a percentage of net revenues increased to 102.9% in 1999 from 98.7% for the same period in 1998 primarily as a result of a disproportionately higher decrease in net revenues in the Americas versus the $2.0 million decrease in selling, general and administrative expenses. Expenses in excess of net revenues in the Services business unit due to lower volumes also contributed to the increase. Selling, general and administrative expenses relating to Air Services amounted to $1.7 million of the increase from 1998. The remaining $5.1 million increase in expenses was due to higher expenses experienced in all operating units except the Americas which decreased $2.0 million as a result of a decrease in headcount.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $0.8 million for the three months ended March 31, 1999 compared to the prior year period primarily as the result of the Air Services Acquisition ($0.3 million) and an increase in fixed assets primarily related to information technology.

         OPERATING LOSS. The Company recorded a $7.3 million operating loss for the three months ended March 31, 1999 compared to a $2.7 million operating loss for the three months ended March 31, 1998. Increased profits in Asia Pacific Region and Air Services were offset by higher operating losses as a result of the Americas, Europe and the Services business units as previously discussed.

         INTEREST EXPENSE, NET. Interest expense, net, increased by approximately $2.2 million, to $5.6 million for the first quarter of 1999 from $3.4 million for the same period of 1998. The increase was associated with the issuance of the $15.0 million debt to finance the Air Services Acquisition in July 1998 and higher levels of working capital-related borrowings.

         INCOME TAX PROVISION. The income tax provision for the three months ended March 31, 1999 increased $3.8 million to a $1.8 million provision versus a $2.0 million tax benefit for the same period of 1998. No income tax benefit has been recorded for business units incurring operating losses in 1999.

         MINORITY INTERESTS. Interests held by minority shareholders in the earnings of certain foreign subsidiaries were $0.2 million for the three months ended March 31, 1999 and 1998, respectively.

         NET LOSS. Net loss increased by $10.7 million to $15.0 million for the three months ended March 31, 1999 compared to $4.3 million for the same period of 1998. This increase is due primarily to operating losses attributable to the Americas, interest expense and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 1999, net cash used by operating activities was $13.6 million versus $8.3 million in the first quarter of 1998. Cash used in investing activities was $2.5 million versus $4.2 million in 1998 which related to capital expenditures. Cash provided by financing activities was $14.3 million versus $11.9 million in 1998 and primarily consisted of additional borrowings under the U.S. revolving line of credit and by certain foreign subsidiaries.

         On February 26, 1999, the Company executed an amendment to the existing bank credit facility (the "Amendment"). The Amendment includes revised financial covenants and additional collateral that were required due to the recent operating results of the Company. The Amendment (a) provides for an additional $30.5 million commitment ("Supplemental Commitment") by one of the Company's existing lenders (the "Supplemental Lender") to make loans, which will become due and payable on December 31, 2002 (subject to extension of the maturity date), and to issue letters of credit, (b) requires the obligors under the Credit Facility to grant a security interest in all of their personal property, including all trademarks and other intangibles, to the extent not already included in the collateral, and one item of real property to secure the loans under the Credit Facility,
(c) amends the EBITDA and interest charge coverage ratio covenants for the period from and after December 31, 1998 to and including December 31, 1999,
(d) increases the restrictions regarding the making of investments and acquisitions and prohibits the payment of management fees by the Company and certain of its subsidiaries prior to the date following March 31, 1999 on which the Company is in compliance with the original EBITDA and the interest charge coverage ratio covenants or, in the case of the management fees, the earlier satisfaction of certain other tests, and (e) increases the margins applicable to eurodollar and base rate loans based on specified funded debt ratios. The Company applied approximately $15.0 million of borrowings under the Amendment to repay indebtedness incurred to finance the Air Services Acquisition. Because of the undetermined impact of the restructuring on GeoLogistics Americas, and because of the uncertainties surrounding the performance of GeoLogistics Americas, the Company may have to seek again to amend those covenants or other covenants in the credit facility.

         Within North America, the Company has utilized borrowings under its credit facilities to meet working capital requirements and to fund capital expenditures principally related to information technology. At March 31, 1999, the Company had a working capital borrowing base under its credit facility of $95.1 million, $54.7 million of outstanding working capital related borrowings and $17.2 million of outstanding letter of credit commitments. In addition, at March 31, 1999, the Company had a total outstanding of $30.5 million on the Supplemental Commitment, consisting of $8.3 million of letter of credit commitments and $22.2 million of debt.

         The Company's credit agreement and the indenture related to the Senior Notes contain certain restrictive covenants. These restrictive covenants, as amended, include covenants related to the maintenance of EBITDA and interest charge coverage ratios, limitations on indebtedness, limitations on restricted payments including dividends, limitations on sales of assets and subsidiary stock, limitations on transactions with affiliates, provisions relating to changes of control, limitations on liens, sale or issuance of capital stock of restricted subsidiaries, sale/leaseback transactions, and restrictions on mergers, consolidation and sales of assets.

         Total borrowings of foreign operations at March 31, 1999 were approximately $17.7 million, representing a combination of short and long-term borrowings and capital leases. Funding requirements have historically been satisfied by cash generated from operations and borrowings under various bank credit facilities. Under the Company's existing credit facility, a certain amount of borrowing capacity is based upon the level of accounts receivable in the United Kingdom.

         The indenture relating to the Company's Senior Notes generally provides that, subject to certain exceptions, the Company may not incur indebtedness unless on the date of such incurrence the consolidated coverage ratio of the Company exceeds 2.25 to 1.0 and that the restricted subsidiaries of the Company may not incur indebtedness unless on the date of such incurrence the consolidated coverage ratio of the Company exceeds 2.5 to 1.0. The indenture permits the Company to incur up to $100.0 million of indebtedness pursuant to its credit facility, notwithstanding the Company's inability to meet the consolidated coverage ratio test. As of March 31, 1999, the Company had incurred $54.7 million of indebtedness under its Credit Facility and, as of such date, the Company would have been able to incur an additional $23.2 million of indebtedness pursuant to the terms of such facility. In addition, the indenture permits the Company to incur up to $30.0 million under its foreign credit facilities notwithstanding the Company's inability to meet the consolidated coverage ratio test. As of March 31, 1999, the Company had incurred $17.7 million of indebtedness under its foreign credit facilities and as of such date, would have been able to incur an additional $12.3 million of indebtedness under such facilities in compliance with the terms of the indenture.

         The Company is highly leveraged and has significant interest expense obligations under the Credit Facility and Senior Notes. Furthermore, the indenture and the Credit Facility contain numerous other financial and operating covenants. The ability of the Company to comply with such covenants will be dependent upon the Company's future performance, which is subject to financial, economic, competitive, regulatory and other factors affecting the Company and its subsidiaries, many of which are beyond their control. If the Company is unable to improve operations at the Americas unit or otherwise generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing or delaying planned expansions or capital expenditures, selling or leasing assets, restructuring debt or obtaining additional debt or equity capital. On February 26, 1999 certain shareholders and their affiliates provided $15.5 million of additional credit support to the Company through the provision of letters of credit to the Supplemental Lender pursuant to the Amendment. The Company is investigating strategic alternatives to finance future operations, including the sale of non-core assets. There can be no assurance that any of these alternatives could be effected on satisfactory terms, and any resort to alternative sources of funds could impair the Company's competitive position.

YEAR 2000

         The Company is currently engaged in a comprehensive project to upgrade its information technology including hardware and software that will consistently and properly recognize the Year 2000 ("Year 2000 Plan"). As a provider of global logistics and transportation services, the Company is reliant on its computer systems and applications to conduct its business. In addition to these systems, the Company is also reliant upon the system capabilities of its business partners. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. As a result a majority of the Company's financial systems are already in compliance with the Company's objectives and all computing hardware of the Company is Year 2000 compliant. An extensive review has also been made of all remaining internal systems. All of the operational systems in Europe and Asia are in compliance, with North America scheduled for completion in June 1999, except for Services, which is expected by September 1999. Financial systems in all of Asia, most of Europe and North America are also in compliance. The financial systems for the remainder of Europe and North America are expected to be compliant by May 1999, except for Services, which is expected to be compliant in July 1999. As part of this process the Company is also surveying embedded systems to ensure Year 2000 compliance with scheduled completion by December 1999.

         The Company has conducted a survey of its business partners most of whom have certified Year 2000 compliance. The Company, however, is still gathering information from the airlines. The Company is also working with major customers to gain Year 2000 certification with them in response to customer inquiries and surveys.

         The Company estimates total costs of the compliance process to be approximately $1.1 million of which $0.9 million has been spent through March 31, 1999. This does not include the costs associated with the Company's strategic information plan much of which addresses the Year 2000 project as well as strategic initiatives.

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

CONVERSION TO THE EURO CURRENCY

         In January 1999 certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency ("euro"). The Company conducts business in member countries. The transition period for the introduction of the euro will be between January 1, 1999 and June 30, 2002. The Company is addressing the issues involved with the introduction of the euro. The more important issues facing the Company include: converting information technology systems; reassessing currency risk; negotiating and amending contracts; and processing tax and accounting records.

         Based upon progress to date the Company believes that use of the euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the euro is not expected to have a material effect on the Company's financial condition or results of operations.

RISK MANAGEMENT AND MARKET RISK SENSITIVE INSTRUMENTS

         The Company is exposed to certain market risks, including changes in interest rates and currency exchange rates. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates and fluctuations in the value of foreign currencies using a variety of financial instruments.

         In order to mitigate the impact on fluctuations in the general level of interest rates, the Company generally maintains a large portion of its debt as fixed rate in nature by borrowing on a long term basis.

          The Company's objectives in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes and allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to minimize the impact of currency movements on certain existing commitments and anticipated foreign earnings. The Company may use a combination of financial instruments to manage these risks, including forward contact or option related instruments.

         It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for speculative purposes.

OTHER MATTERS

         In June 1998, the Financial Accounting Standards Board Issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. The Company , which utilizes fundamental derivatives to hedge changes in interest rates and foreign currencies, expects to adopt SFAS No.

133 effective January 1, 2000. This new accounting standard will require that all derivatives be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the Company's financial position, results of operations, and cash flows.

                           PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                27 Financial Data Schedule (Filed electronically only).


         (b)    Reports on Form 8-K

                On March 5, 1999 the Company filed a current report on Form 8-K disclosing a press release issued on March 4, 1999 regarding the restructuring of its GeoLogistics Americas business unit and the February 26, 1999 execution of Amendment No. 3 to the Amended and Restated Loan Agreement dated as of October 28, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GEOLOGISTICS CORPORATION

Date: May 14, 1999               By:             /s/ Roger E. Payton
      ------------                   -------------------------------------------
                                                    Roger E. Payton
                                 President, Chief Executive Officer and Director

Date: May 14, 1999               By:              /s/ Miles Stover
      ------------                    ------------------------------------------
                                                 Miles Stover
                                             Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GEOLOGISTICS CORPORATION

Date:  May 14, 1999          By:
                                ----------------------------------------------
                                               Roger E. Payton
                                President, Chief Executive Officer and Director

Date: May 14, 1999           By:
                                ----------------------------------------------
                                              Miles Stover
                                        Chief Financial Officer