Form 10-Q
period 1999-06-30
GEOLOGISTICS CORP
filed 1999-08-16
CIK 1015527

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



Registrant's telephone number, including area code: (303) 704-4400
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X      No
                         --          --

On August 16, 1999, the registrant had 2,118,893 outstanding shares of common stock, par value $.001 per share.

                                             GEOLOGISTICS CORPORATION

                                                 TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                                                 PAGE
-------           ---------------------                                                                 ----
                  ITEM 1.     Financial Statements:

                              Condensed Consolidated Balance Sheets,
                              June 30, 1999 (unaudited) and December 31, 1998                             3

                              Condensed Consolidated Statements of Operations
                              for the three months and six months ended
                              June 30, 1999 and 1998 (unaudited)                                          5

                              Condensed Consolidated Statements of
                              Cash Flows for the six months ended
                              June 30, 1999 and 1998 (unaudited)                                          6

                              Notes to the Condensed Consolidated Financial
                              Statements                                                                  7

                  ITEM 2.     Management's Discussion and Analysis of
                              Financial Condition and Results
                              of Operations                                                              15

                  ITEM 3. Information required for this item has been included in Management's Discussion and Analysis.

PART II.          OTHER INFORMATION

                  ITEM 2.     Changes in Securities                                                      28

                  ITEM 6.     Exhibits and Reports on Form 8-K                                           28

                                           PART I. FINANCIAL INFORMATION
                                             GEOLOGISTICS CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)

                                                                   JUNE 30,                  DECEMBER 31,
                                                                    1999                         1998
                                                               --------------               ----------------
                                                                 (UNAUDITED)
Current assets:
   Cash and cash equivalents                                       $ 12,618                      $ 15,152
   Accounts receivable:
      Trade, net                                                    247,068                       267,047
      Other                                                          11,110                        11,046
   Deferred income taxes                                              7,228                         7,245
   Prepaid expenses                                                  22,319                        20,708
                                                                   --------                      --------
      Total current assets                                          300,343                       321,198
                                                                    -------                       -------

Property and equipment, at cost                                     107,889                       113,618
Accumulated depreciation                                            (20,157)                      (18,364)
                                                                   --------                      --------

       Net property and equipment                                    87,732                        95,254

Notes receivable, less current portion                                1,715                         1,711
Deferred income taxes                                                19,134                        19,168
Goodwill, net                                                        78,191                        79,347
Intangible assets, net                                               11,316                        11,927
Other assets                                                         19,630                        20,573
                                                                   --------                      --------
                                                                   $518,061                      $549,178
                                                                   --------                      --------
                                                                   --------                      --------


                    See accompanying notes to the condensed consolidated financial statements.

                                             GEOLOGISTICS CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (IN THOUSANDS)

                                                                   JUNE 30,                  DECEMBER 31,
                                                                     1999                       1998
                                                                 -----------                 -----------
                                                                 (UNAUDITED)
Current liabilities:
    Current portion of long term debt                              $  19,988                   $  12,549
    Accounts payable                                                 129,807                     139,696
    Accrued expenses                                                 121,529                     149,519
    Income taxes payable                                               6,561                       7,940
                                                                   ---------                   ---------

       Total current liabilities                                     277,885                     309,704

Long-term debt, less current portion                                 215,403                     183,177
Other noncurrent liabilities                                          48,617                      52,400
Minority interest                                                      3,024                       2,381
                                                                   ---------                   ---------
       Total liabilities                                             544,929                     547,662

Stockholders' (deficit) equity:
    Preferred stock 15,000 shares authorized,
      issued and outstanding                                          14,550                      14,550
    Common stock ($.001 par value 5,000,000
      shares authorized, 2,118,893 and 2,128,893
      shares issued and outstanding)                                       2                           2
    Additional paid-in-capital                                        56,091                      55,371
    Accumulated deficit                                              (96,327)                    (67,898)
    Notes receivable from stockholders                                  (191)                       (191)
    Cumulative translation adjustment                                   (993)                       (318)
                                                                  ----------                  ----------

       Total stockholders' (deficit) equity                          (26,868)                      1,516
                                                                    --------                   ---------

                                                                    $518,061                    $549,178
                                                                    --------                   ---------
                                                                    --------                   ---------


                    See accompanying notes to the condensed consolidated financial statements.

                                             GEOLOGISTICS CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          THREE-MONTHS                      SIX-MONTHS
                                                                          ENDED JUNE 30,                   ENDED JUNE 30,
                                                                    ---------------------------        -------------------------
                                                                      1999              1998            1999             1998
                                                                    --------           --------        --------         --------
Revenues                                                            $395,770           $371,211        $761,099         $736,875

Transportation and other direct costs                                301,004            277,854         574,297          554,480
                                                                    --------           --------        --------         --------
Net revenues                                                          94,766             93,357         186,802          182,395

Selling, general and administrative expenses                          96,559             86,725         191,267          174,630
Depreciation and amortization                                          5,059              3,900           9,701            7,713
                                                                    --------           --------        --------         --------

Operating income (loss)                                               (6,852)             2,732         (14,166)              52

Interest expense, net                                                 (5,572)            (3,903)        (11,146)          (7,337)
Other income (expense)                                                  (305)               159            (450)             146
                                                                    --------           --------        --------         --------

Loss before income taxes and minority interest                       (12,729)            (1,012)        (25,762)          (7,139)

Income tax provision (benefit)                                          (769)              (279)          1,031           (2,236)
                                                                    --------           --------        --------         --------

Loss before minority interest                                        (11,960)              (733)        (26,793)          (4,903)

Minority interest                                                       (432)              (215)           (587)            (373)
                                                                    --------           --------        --------         --------

Net loss                                                            $(12,392)          $   (948)       $(27,380)        $ (5,276)
                                                                    --------           --------        --------         --------
                                                                    --------           --------        --------         --------

Preferred stock dividend                                                (525)                 -          (1,050)               -
                                                                    --------           --------        --------         --------
Loss applicable to common stock                                     $(12,917)          $   (948)       $(28,430)        $ (5,276)
                                                                    --------           --------        --------         --------
                                                                    --------           --------        --------         --------

Basic loss per common share                                         $  (6.10)          $   (.45)       $ (13.39)        $  (2.50)
                                                                    --------           --------        --------         --------
                                                                    --------           --------        --------         --------
Diluted loss per common share                                       $  (6.10)          $   (.45)       $ (13.39)        $  (2.50)
                                                                    --------           --------        --------         --------
                                                                    --------           --------        --------         --------

Weighted average number of common and
  common equivalent shares outstanding                             2,118,893          2,129,318       2,123,179        2,113,126
                                                                    --------           --------        --------         --------
                                                                    --------           --------        --------         --------

                    See accompanying notes to the condensed consolidated financial statements.

                                             GEOLOGISTICS CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                  (IN THOUSANDS)

                                                                                    SIX-MONTHS
                                                                                   ENDED JUNE 30,
                                                                               1999              1998
                                                                              --------          -------
Cash flows used in operating activities:
    Net loss                                                                  $(27,380)         $(5,276)
    Adjustments to reconcile net loss
       to net cash from operating activities:
         Depreciation and amortization                                           9,701            7,713
         Amortization of deferred items                                            899              579
         Deferred income taxes                                                      51           (3,678)
         Changes in current assets and liabilities, net                        (20,955)         (17,100)
         Other, net                                                                891           (2,235)
                                                                              --------          -------
       Net cash used in operating activities                                   (36,793)         (19,997)

Cash flows used in investing activities:
    Purchases of property, equipment and software, net                          (6,125)         (13,823)
                                                                              --------          -------
       Net cash used in investing activities                                    (6,125)         (13,823)

Cash flows provided by financing activities:
    Proceeds from revolving line of credit, net                                 25,542           16,100
    Proceeds from long-term debt                                                16,936           10,896
    Payments on long-term debt                                                  (2,814)          (8,380)
    Proceeds from issuance of common stock                                         720            1,673
    Other, net                                                                       -              140
                                                                              --------          -------
Net cash provided by financing activities                                       40,384           20,429
                                                                              --------          -------
Net decrease in cash and cash equivalents                                       (2,534)         (13,391)
Cash and cash equivalents, beginning of period                                  15,152           37,909
                                                                              --------          -------
Cash and cash equivalents, end of period                                       $12,618          $24,518
                                                                              --------          -------
                                                                              --------          -------
Supplemental cash flow information:
    Interest paid during the period                                            $10,084          $ 6,581
    Income taxes paid during the period                                        $ 1,341          $ 1,454
    Noncash warrant transactions                                               $   720          $   720
    New capital leases                                                         $   704          $ 4,465

                     See accompanying notes to the condensed consolidated financial statements

                                GEOLOGISTICS CORPORATION
                NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in GeoLogistics Corporation's ("Company") Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation in accordance with generally accepted accounting principles of the condensed consolidated financial statements for the periods shown. Certain amounts for the prior year have been reclassified to conform with the current year financial statement presentation. Significant accounting policies followed by the Company are included in Note 2 to the audited consolidated financial statements in the Company's Form 10-K. Results of operations for the three and six months ended June 30, 1999 may not be indicative of the results to be expected for the full year.

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

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                GEOLOGISTICS CORPORATION
          NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    (IN THOUSANDS)

NOTE 2. LONG-TERM DEBT (CONTINUED)

The following is condensed combined financial information of guarantor and non-guarantor subsidiaries:

                                                                Balance Sheet as of June 30, 1999
                                                 --------------------------------------------------------------
                                                 Parent      Guarantor   Non-Guarantor
                                                 Company   Subsidiaries   Subsidiaries  Eliminations   Combined
                                                ---------  ------------  -------------  ------------   --------
Cash and cash equivalents.....................  $   2,689    $  1,414      $  8,515        $      -    $ 12,618
Accounts receivable, net......................        309      96,816       184,187         (34,244)    247,068
Property, net.................................      6,278      24,234        57,220               -      87,732
Intangible assets, net........................      8,597      77,908         3,921            (919)     89,507
Other assets..................................     66,232      32,148        45,183         (62,427)     81,136
                                                  -------     -------      --------        --------     -------

  Total assets................................    $84,105    $232,520      $299,026        $(97,590)   $518,061
                                                  -------     -------      --------        --------     -------
                                                  -------     -------      --------        --------     -------

Current liabilities...........................  $   1,699    $101,112      $215,224        $(40,150)   $277,885
Long-term debt, less current portion..........    204,686       1,472         9,245               -     215,403
Other noncurrent liabilities..................   (167,080)    163,824        49,910           4,987      51,641
Stockholders' (deficit) equity................     44,800     (33,888)       24,647         (62,427)    (26,868)
                                                  -------    --------       -------        --------    --------

  Total liabilities and stockholders' deficit.  $  84,105    $232,520      $299,026        $(97,590)   $518,061
                                                  -------    --------       -------        --------    --------
                                                  -------    --------       -------        --------    --------

                                               Statement of Operations for the Six Months Ended June 30, 1999
                                               ---------------------------------------------------------------
                                                Parent     Guarantor   Non-Guarantor
                                                Company  Subsidiaries  Subsidiaries   Eliminations   Combined
                                                -------  ------------  ------------   ------------   --------
Revenues....................................    $     -    $304,327      $529,063        $(72,291)   $761,099
Transportation and other direct costs.......          -     231,792       414,796         (72,291)    574,297
Operating expenses..........................      7,748      80,620       112,600               -     200,968
                                                -------    --------     ---------    ------------     -------

Operating income (loss).....................     (7,748)     (8,085)        1,667               -     (14,166)
Interest, net...............................     (2,438)     (7,128)       (1,580)              -     (11,146)
Other income (expense) net..................        355      (1,540)          735               -        (450)
Income tax provision .......................         28           -         1,003               -       1,031
Minority interest...........................          -           -          (587)              -        (587)
                                                -------    --------     ---------    ------------     -------

  Net loss..................................    $(9,859)   $(16,753)     $   (768)       $      -    $(27,380)
                                                -------    --------     ---------    ------------     -------
                                                -------    --------     ---------    ------------     -------

                                GEOLOGISTICS CORPORATION
          NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    (IN THOUSANDS)

                                                  Statement of Cash Flows for the Six Months Ended June 30, 1999
                                                -----------------------------------------------------------------
                                                  Parent     Guarantor   Non-Guarantor
                                                  Company  Subsidiaries   Subsidiaries  Eliminations     Combined
                                                ---------  ------------  -------------  ------------    ---------
Cash flows (used in) provided by:
  Operating activities.......................   $(14,800)    $(19,209)     $ (3,375)          $ 591      $(36,793)
  Investing activities.......................      4,621       (7,663)       (3,083)              -        (6,125)
  Financing activities.......................     12,841       25,752         2,382            (591)       40,384

Net increase (decrease) in cash and cash
  equivalents................................      2,662       (1,120)       (4,076)              -        (2,534)
Cash and cash equivalents, beginning of
  period.....................................         27        2,534        12,591               -        15,152
                                                 -------      -------        ------           -----        ------

Cash and cash equivalents, end of period.....   $  2,689     $  1,414      $  8,515           $   -      $ 12,618
                                                 -------      -------        ------           -----        ------
                                                 -------      -------        ------           -----        ------

NOTE 3.  SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards (FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement required the Company to change the way it reports information about its operations. Information for 1998 has been restated to conform to the 1999 presentation of operating segment information.

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

                                GEOLOGISTICS CORPORATION
          NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    (IN THOUSANDS)

Information regarding the Company's operations by geographic region is summarized below.

                                                 THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                      JUNE 30,                                   JUNE 30,
                                               ----------------------                       -------------------
                                               1999             1998                        1999           1998
                                               ----             ----                        ----           ----
North America:
  Total revenues                           $187,062          $183,851                    $358,688         $360,695
  Transactions between regions               14,955            12,303                      27,704           27,721
  Revenues from customers                   172,107           171,548                     330,984          332,974
  Net revenues                               41,945            40,493                      81,336           80,399
  EBITDA                                        (55)            4,856                        (574)           6,038
  Depreciation and amortization               3,658             2,660                       6,805            5,610
  Interest expense, net                      (4,000)           (2,206)                     (7,449)          (4,192)

Europe:
  Total revenues                           $177,529          $176,274                    $350,484         $356,594
  Transactions between regions               19,614            26,222                      44,476           50,370
  Revenues from customers                   157,915           150,052                     306,008          306,224
  Net revenues                               36,935            40,076                      75,539           77,825
  EBITDA                                       (562)            2,601                        (225)           4,492
  Depreciation and amortization                 808               566                       1,657            1,343
  Interest expense                              (94)              (77)                       (180)             (33)

Asia:
  Total revenues                            $85,548           $65,343                    $163,864         $128,188
  Transactions between regions               19,800            15,732                      39,757           30,511
  Revenues from customers                    65,748            49,611                     124,107           97,677
  Net revenues                               15,886            12,788                      29,927           24,171
  EBITDA                                      2,528             1,429                       3,997            2,558
  Depreciation and amortization                 446               369                         874              518
  Interest expense, net                           5                74                        (120)              (7)

Information regarding the Company's long lived assets by geographic region is summarized below.

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                           1999            1998
                                                                                           ----            ----
Long lived assets:
  North America                                                                           $29,591        $27,538
  Europe                                                                                   43,283         48,628
  Asia                                                                                      6,573          6,244
  Corporate                                                                                 8,285         13,024
                                                                                          -------        -------
  Consolidated                                                                            $87,732        $95,254
                                                                                          -------        -------
                                                                                          -------        -------

                                GEOLOGISTICS CORPORATION
          NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    (IN THOUSANDS)

A reconciliation of the Company's geographic segment revenues, net revenues, EBITDA and assets to the corresponding consolidated amounts as of and for the three months ended June 30, 1999 and 1998 is as follows:

                                                 THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                      JUNE 30,                                    JUNE 30,
                                               ----------------------                       -------------------
                                               1999             1998                        1999           1998
                                               ----             ----                        ----           ----
Revenues:
  North America                            $187,062          $183,851                    $358,688       $360,695
  Europe                                    177,529           176,274                     350,484        356,594
  Asia                                       85,548            65,343                     163,864        128,188
  Eliminations                              (54,369)          (54,257)                   (111,937)      (108,602)
                                           --------          --------                    --------       --------
  Consolidated                             $395,770          $371,211                    $761,099       $736,875
                                           --------          --------                    --------       --------
                                           --------          --------                    --------       --------
Net revenues:
  North America                             $41,945           $40,493                   $  81,336       $ 80,399
  Europe                                     36,935            40,076                      75,539         77,825
  Asia                                       15,886            12,788                      29,927         24,171
                                             ------            ------                    --------       --------
  Consolidated                              $94,766           $93,357                    $186,802       $182,395
                                           --------          --------                    --------       --------
                                           --------          --------                    --------       --------
EBITDA:
  North America                          $      (55)           $4,856                    $   (574)      $  6,038
  Europe                                       (562)            3,842                        (225)         5,912
  Asia                                        2,528             1,948                       3,997          3,088
  Corporate                                  (3,704)           (4,014)                     (7,663)        (7,265)
                                             ------            ------                      ------         ------
  Consolidated                             $ (1,793)           $6,632                     $(4,465)      $  7,765
                                           --------          --------                    --------       --------
                                           --------          --------                    --------       --------

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                           1999           1998
                                                                                           ----           ----
Assets:
  North America                                                                          $254,639       $260,694
  Europe                                                                                  240,671        263,481
  Asia                                                                                     90,700         86,119
  Corporate                                                                               489,205        482,429
  Eliminations                                                                           (557,154)      (543,545)
                                                                                         --------       --------
  Consolidated                                                                           $518,061       $549,178
                                                                                         --------       --------
                                                                                         --------       --------

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

Comprehensive income (loss) for the three and six months ended June 30, 1999 and 1998 is as follows (in thousands):

                                                                 THREE MONTHS                 SIX MONTHS
                                                                ENDED JUNE 30,              ENDED JUNE 30,
                                                              1999         1998            1999         1998
                                                              ----         ----            ----         ----
Cumulative translation adjustment                         $   (742)       $1,636       $   (675)      $   650
Net loss                                                   (12,392)         (948)       (27,380)       (5,276)
                                                           -------       -------        -------        ------
Comprehensive loss                                        $(13,134)       $  688       $(28,055)      $(4,626)
                                                           -------       -------        -------        ------
                                                           -------       -------        -------        ------

NOTE 5. RESTRUCTURING COSTS

On March 4, 1999, the Company announced its intended restructuring of its GeoLogistics Americas ("Americas") business as a result of a fourth quarter 1998 operating loss. The Americas operating unit experienced a difficult freight forwarding environment as a result of generally lower volumes and the effects of the Asian economic crisis. In addition, the Company is reevaluating the operations of its other business units to determine what initiatives can be taken to help reduce costs in light of lower volumes and market softness in the European region.

                              GEOLOGISTICS CORPORATION
       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (IN THOUSANDS)

As part of the restructuring process, a new management team was put in place primarily to improve the global operating results. This new management team together with the Company's advisors is in process of designing initiatives to provide greatly improved operating results. As these initiatives are in the formative stages, it is not possible to discuss the actions to be taken nor the expected financial results thereof. The restructuring plan is expected to commence in the fourth quarter of this year at which time the related costs will be recorded as a charge to earnings.

NOTE 6.  SUBSEQUENT EVENT

On August 6, 1999 the Company entered into an agreement to sell substantially all of the assets of its GeoLogistics Air Services, Inc. ("GLAS") business unit to FDX Global Logistics, Inc., a wholly-owned subsidiary of FDX Corporation, for aggregate cash consideration of $115.8 million in accordance with the terms of the Asset Purchase Agreement (the "Asset Purchase Agreement") among the Company, Americas, GLAS, FDX Corporation and FDX Global Logistics, Inc. The Company anticipates using the proceeds to reduce revolving debt. Consummation of the sale of GLAS is subject to receipt of certain third party and governmental consent and there can be no assurances that the transaction will be consummated.

For the six months ended June 30, 1999 revenues from the GLAS operations contributed approximately $48.2 million to the Company's revenues and income from GLAS operations contributed approximately $8.0 million of income to the Company's loss from operations of $14.2 million.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY INCLUDED ELSEWHERE IN THIS REPORT. THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH HEREIN AS WELL AS WITHIN THIS QUARTERLY REPORT GENERALLY. ALSO, DOCUMENTS SUBSEQUENTLY FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION MAY CONTAIN FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE CHALLENGES AND UNCERTAINTIES INHERENT IN SUCCESSFULLY
IMPLEMENTING THE COMPANY'S BRANDING, INFORMATION TECHNOLOGY AND COST REDUCTION STRATEGIES AND THE OTHER RISK FACTORS AND MATTERS IDENTIFIED HEREIN OR IN OTHER PUBLIC FILINGS BY THE COMPANY, INCLUDING BUT NOT LIMITED TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-4 (FILE NO. 333-42607), ANNUAL REPORT ON FORM 10-K (FILED ON MARCH 31, 1999) AND QUARTERLY REPORT ON FORM 10-Q (FILED MAY 14,
1999), SUCH AS RISKS RELATING TO THE COMPANY'S LEVERAGE AND ABILITY TO SERVICE ITS DEBT OBLIGATIONS, CHALLENGES PRESENTED BY INTEGRATION OF RECENT ACQUISITIONS AND IN THE AMERICAS BUSINESS, RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND CURRENCY FLUCTUATIONS AND RISKS RELATED TO INFORMATION TECHNOLOGY IMPLEMENTATION AND INTEGRATION.

GENERAL

         The Company commenced operations on May 2, 1996 in connection with its acquisition of The Bekins Company ("Bekins"). On October 31, 1996, the Company acquired GeoLogistics Americas ("Americas") and GeoLogistics Company ("Canada") and securities representing 33.3%, in the aggregate, of the common equity of LEP International Worldwide Limited ("LIW"). On November 7, 1996, the Company acquired GeoLogistics Services ("Services"). On September 30, 1997, the Company acquired an additional 41.9% of the common equity of LIW and on December 15, 1997, the Company completed the acquisition of all of the remaining equity securities of LIW. On July 13, 1998, the Company purchased substantially all of the operating assets and assumed certain of the liabilities ("Air Services Acquisition") of Caribbean Air Services, Inc. All acquisitions were accounted for by the purchase method of accounting, and accordingly, the book values of the assets and liabilities of the acquired companies were adjusted to reflect their fair values at the dates of acquisition.

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

         On March 4, 1999, the Company announced its intended restructuring of its GeoLogistics Americas ("Americas") business as a result of a fourth quarter 1998 operating loss. The Americas operating unit experienced a difficult freight forwarding environment as a result of generally lower volumes and the effects of the Asian economic crisis. In addition, the Company is reevaluating the operations of its other business units to determine what initiatives can be taken to help reduce costs in light of lower volumes and market softness in the European region.

         As part of the restructuring process, a new management team was put in place primarily to improve the global operating results. This new management team together with the Company's advisors is in process of designing initiatives to provide greatly improved operating results. As these initiatives are in the formative stages, it is not possible to discuss the actions to be taken nor the expected financial results thereof. The restructuring plan is expected to commence in the fourth quarter of this year at which time the related costs will be recorded as a charge to earnings.

         On August 6, 1999 the Company entered into an agreement to sell substantially all of the assets of its GeoLogistics Air Services, Inc. ("GLAS") business unit to FDX Global Logistics, Inc., a wholly-owned subsidiary of FDX Corporation, for aggregate cash consideration of $115.8 million in accordance with the terms of the Asset Purchase Agreement (the "Asset Purchase Agreement") among the Company, Americas, GLAS, FDX Corporation and FDX Global Logistics, Inc. The Company anticipates using the proceeds to reduce revolving debt. Consummation of the sale of GLAS is subject to receipt of certain third party and governmental consent and there can be no assurances that the transaction will be consummated.

         For the six months ended June 30, 1999 revenues from the GLAS operations contributed approximately $48.2 million to the Company's revenues and income from GLAS operations contributed approximately $8.0 million of income to the Company's loss from operations of $14.2 million.

         The following discussion and analysis relates to the results of operations for the Company as reported for the six months ended June 30, 1999 and 1998, and should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this Form 10-Q.

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                     JUNE 30,
                                                              ---------------------         ------------------
                                                              1999             1998         1999          1998
                                                              ----             ----         ----          ----
                                                                                (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues                                                   $395,770        $371,211      $761,099       $736,875
Net revenues                                                 94,766          93,357       186,802        182,395
Selling, general and administrative expenses                 96,559          86,725       191,267        174,630
Depreciation and amortization                                 5,059           3,900         9,701          7,713
Operating income (loss)                                      (6,852)          2,732       (14,166)            52
Interest expense, net                                        (5,572)         (3,903)      (11,146)        (7,337)
Other income (expense), net                                    (305)            159          (450)           146
Income tax provision (benefit)                                 (769)           (279)        1,031         (2,236)
Minority interest                                              (432)           (215)         (587)          (373)
Net loss                                                    (12,392)           (948)      (27,380)        (5,276)

THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998

         REVENUES. The Company's revenues increased approximately $24.6 million to $395.8 million for the three months ended June 30, 1999 from $371.2 million for the three months ended June 30, 1998. Asia/Pacific region revenues increased $20.2 million, due primarily to increased export volumes and new customers. Also contributing additional revenue of $13.6 million in the period was GLAS which was acquired in July 1998 and Canada and Europe which contributed $2.7 million and $1.5 million, respectively, more revenue than the prior period. These increases were offset by a decline in the Americas business unit of $8.4 million, due to lower domestic and international forwarding volumes as a result of a difficult freight forwarding environment. GeoLogistics Network Solutions ("GNS") revenues declined $3.1 million primarily due to lower volumes as a result of customer industry consolidations. Services business unit revenues decreased $2.0 million, on lower volume in both project cargo and international relocation product lines as a result of declining international relocations and softness in the oil and gas industries. Had foreign exchange rates remained constant from 1998 to 1999, consolidated revenues would have been $2.8 million higher than the actual 1999 results.

         NET REVENUES. Net revenues, which represent gross profit after deducting transportation and other direct costs, increased by approximately $1.4 million, to $94.8 million for the three months ended June 30, 1999 from $93.4 million for the same period in 1998. Net revenues as a percentage of revenues decreased to 23.9% in 1999 from 25.1% for the same period in 1998. This decrease in margins was primarily due to a $3.1 million decrease in net revenues in Europe resulting from softness in the economy which accounted for a substantial portion of the overall decrease. In addition, reductions in Americas and Services, due to lower revenues as previously discussed, and GeoLogistics Network Solutions as a result of lower revenues and decreased profit margins contributed to the decrease in net revenues. The effect of the acquisition of GLAS partially offset these margin decreases. Had foreign exchange rates remained constant from 1998 to 1999, consolidated net revenues would have been $0.1 million less than 1999 actual results.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $9.9 million, to $96.6 million for the three months ended June 30, 1999 from $86.7 million for the three months ended June 30, 1998. These expenses as a percentage of net revenues increased to 101.9% in 1999 from 92.9% for the same period in 1998 primarily as a result of a disproportionately higher decrease in net revenues in the Americas business unit versus the $3.3 million increase in selling, general and administrative expenses. Expenses in excess of net revenues in the Services business units due to lower volumes also contributed to the increase. Selling, general and administrative expenses relating to GLAS amounted to $0.6 million of the increase from 1998. The remaining $6.0 million increase in expenses was due to higher expenses experienced in all other operating units.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.2 million for the three months ended June 30, 1999 compared to the prior year period primarily as the result of the acquisition of GLAS ($0.3 million) and an increase in fixed assets primarily related to information technology.

         OPERATING LOSS. The Company recorded a $6.9 million operating loss for the three months ended June 30, 1999 compared to $2.7 million of operating income for the three months ended June 30, 1998. Increased profits in Asia Pacific Region and GLAS were offset by higher operating losses in the Americas, Europe and the Services business units as previously discussed.

         INTEREST EXPENSE, NET. Interest expense, net, increased by approximately $1.7 million, to $5.6 million for the second quarter of 1999 from $3.9 million for the same period of 1998. The increase was associated with the issuance of the $15.0 million debt to finance the Air Services Acquisition in July 1998 and higher levels of working capital-related borrowings required as a result of the losses at GNS, Services and the Americas operating units.

         INCOME TAX BENEFIT. The income tax benefit for the three months ended June 30, 1999 increased $0.5 million to a $0.8 million benefit versus a $0.3 million tax benefit for the same period of 1998 as a result of a reversal of first quarter 1999 domestic tax expense which will be offset by 1999 operating losses of other domestic business units.

         MINORITY INTERESTS. Interests held by minority shareholders in the earnings of certain foreign subsidiaries were $0.4 million and $0.2 million for the three months ended June 30, 1999 and 1998, respectively.

         NET LOSS. Net loss increased by $11.5 million to $12.4 million for the three months ended June 30, 1999 compared to $0.9 million for the same period of 1998. This increase is due primarily to operating losses attributable to the Americas, Europe and Services, as previously discussed, in addition to increased interest expense.

SIX MONTHS ENDED JUNE 30, 1999 VERSUS SIX MONTHS ENDED JUNE 30, 1998

         REVENUES. The Company's revenues increased by approximately $24.2 million to $761.1 million for the six months ended June 30, 1999 from $736.9 million for the six months ended June 30, 1998. Contributing additional revenue of $27.8 million in the period was GLAS. In addition, the Asia/Pacific region revenues increased $35.7 million, due primarily to increased export volumes and new customers. These increases were offset by a decline in the Americas business unit of $19.0 million, due to lower domestic and international forwarding volumes as a result of a difficult freight forwarding environment and the effects in the first quarter of the Asian economic crisis. GNS revenues declined $5.7 million primarily due to lower volumes resulting from customer industry consolidations. Europe's revenues declined $6.1 million primarily as a result of lower revenues in all modes and market softness throughout Europe. Services' revenues decreased $6.7 million, on lower volume in both project cargo and international relocation product lines as a result of declining international relocations and softness in the oil and gas industries. Had foreign exchange rates remained constant from 1998 to 1999, consolidated revenues would have been $2.2 million less than the actual 1999 results.

         NET REVENUES. Net revenues, which represent gross profit after deducting transportation and other direct costs, increased by approximately $4.4 million, to $186.8 million for the six months ended June 30, 1999 from $182.4 million for the same period in 1998. Net revenues as a percentage of revenues decreased to 24.5% in 1999 from 24.8% for the same period in 1998. This decrease in margins was primarily the result of reductions in Americas and Services, due to lower revenues as previously discussed, decreased net revenues in Europe due to softness in the region's economy and GeoLogistics Network Solutions lower revenues and decreased profit margins. The effect of the Air Services Acquisition and increased volumes in the Asia/Pacific region partially offset these increases. Had foreign exchange rates remained constant from 1998 to 1999, consolidated net revenues would have been $1.9 million less than 1999 actual results.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $16.7 million, to $191.3 million for the six months ended June 30, 1999 from $174.6 million for the six months ended June 30, 1998. These expenses as a percentage of net revenues increased to 102.4% in 1999 from 95.7% for the same period in 1998 primarily as a result of a disproportionately higher decrease in net revenues in the Americas versus the $1.3 million increase in selling, general and administrative expenses for the six month period. Expenses in excess of net revenues in the Services business unit due to lower volumes also contributed to the increase. Selling, general and administrative expenses relating to GLAS amounted to $2.3 million of the increase from 1998. The remaining $13.1 million increase in expenses was due to higher expenses experienced in all other operating units.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $2.0 million for the six months ended June 30, 1999 compared to the prior year period primarily as the result of the Air Services Acquisition ($0.6 million) and an increase in fixed assets primarily related to information technology.

         OPERATING LOSS. The Company recorded a $14.2 million operating loss for the six months ended June 30, 1999 compared to a $0.1 million operating profit for the six months ended June 30, 1998. Increased profits in Asia Pacific Region and GLAS were offset by higher operating losses in the Americas, GNS, Europe and the Services business units as previously discussed.

         INTEREST EXPENSE, NET. Interest expense, net, increased by approximately $3.8 million, to $11.1 million for the second quarter of 1999 from $7.3 million for the same period of 1998. The increase was associated with the issuance of the $15.0 million debt to finance the acquisition of GLAS in July 1998 and higher levels of working capital-related borrowings required as a result of the losses incurred at GNS, Services and the Americas operating units.

         INCOME TAX PROVISION. The income tax provision for the six months ended June 30, 1999 increased $3.2 million to a $1.0 million provision versus a $2.2 million tax benefit for the same period of 1998. No income tax benefit has been recorded for business units incurring operating losses in 1999.

         MINORITY INTERESTS. Interests held by minority shareholders in the earnings of certain foreign subsidiaries were $0.6 million and $0.4 million for the six months ended June 30, 1999 and 1998, respectively.

         NET LOSS. Net loss increased by $22.1 million to $27.4 million for the six months ended June 30, 1999 compared to $5.3 million for the same period of 1998. This increase is due primarily to operating losses attributable to the Americas, GNS, Europe and Services previously discussed interest expense and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1999, net cash used by operating activities was $36.8 million versus $20.0 million in the first half of 1998. The increase was primarily due to a decrease in earnings results. Cash used in investing activities which related to capital expenditures was $6.1 million versus $13.8 million in 1998. Cash provided by financing activities was $40.4 million versus $20.4 million in 1998 and primarily consisted of additional borrowings under the U.S. revolving line of credit and by certain foreign subsidiaries.

         On February 26, 1999, the Company executed an amendment to the existing bank credit facility (the "Amendment"). The Amendment includes revised financial covenants and additional collateral that were required due to the recent operating results of the Company. The Amendment (a) provides for an additional $30.5 million commitment ("Supplemental Commitment") by one of the Company's existing lenders (the "Supplemental Lender") to make loans, which will become due and payable on December 31, 2002 (subject to extension of the maturity date), and to issue letters of credit, (b) requires the obligors under the Credit Facility to grant a security interest in all of their personal property, including all trademarks and other intangibles, to the extent not already included in the collateral, and one item of real property to secure the loans under the Credit Facility, (c) amends the EBITDA and interest charge coverage ratio covenants for the period from and after December 31, 1998 to and including December 31, 1999, (d) increases the restrictions regarding the making of investments and acquisitions and prohibits the payment of management fees by the Company and certain of its subsidiaries prior to the date following June 30, 1999 on which the Company is in compliance with the original EBITDA and the interest charge coverage ratio covenants or, in the case of the management fees, the earlier satisfaction of certain other tests, and (e) increases the margins applicable to Eurodollar and base rate loans based on specified funded debt ratios. The Company applied approximately $15.0 million of borrowings under the Amendment to repay indebtedness incurred to finance the Air Services Acquisition. Because of the undetermined impact of the restructuring of certain of the companies businesses, and because of the uncertainties surrounding earnings-performance, the Company may have to seek again to amend those covenants or other covenants in the credit facility.

         Within North America, the Company has utilized borrowings under its credit facilities to meet working capital requirements and to fund capital expenditures principally related to information technology. At July 31, 1999, the Company had a working capital borrowing base under its credit facility of $100.0 million, $80.5 million of outstanding working capital related borrowings and $5.5 million of outstanding letter of credit commitments, leaving $14.0 of additional borrowing capacity comprised of $6.8 million in North America and $7.2 million in the UK. In addition, at July 31, 1999, the Company had a total outstanding of $30.5 million on the Supplemental Commitment, consisting of $5.1 million of letter of credit commitments and $25.4 million of debt. The Company incurred $13.8 million of working capital borrowings to finance operations in the first six months of 1999.

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

         Total borrowings of foreign operations at June 30, 1999 were approximately $22.1 million, representing a combination of short and long-term borrowings and capital leases. Funding requirements have historically been satisfied by cash generated from operations and borrowings under various bank credit facilities. Under the Company's existing credit facility, a certain amount of borrowing capacity is based upon the level of accounts receivable in the United Kingdom.

         The indenture relating to the Company's Senior Notes generally provides that, subject to certain exceptions, the Company may not incur indebtedness unless on the date of such incurrence the consolidated coverage ratio of the Company exceeds 2.25 to 1.0 and that the restricted subsidiaries of the Company may not incur indebtedness unless on the date of such incurrence the consolidated coverage ratio of the Company exceeds 2.5 to 1.0. The indenture permits the Company to incur up to $115 million of total indebtedness; $100.0 million of indebtedness pursuant to its credit facility and $15.0 million of other indebtedness notwithstanding the Company's inability to meet the consolidated coverage ratio test. As of July 31, 1999, the Company had incurred $98.7 million of indebtedness under its Credit Facility and, as of such date, the Company would have been able to incur an additional $1.3 million of indebtedness pursuant to the terms of such facility. As of July 31, 1999, the Company had incurred $11.7 million of Other Indebtedness and would have been able to incur an additional $3.3 million of additional debt in this classification. In addition, the indenture permits the Company to incur up to $30.0 million under its foreign credit facilities notwithstanding the Company's inability to meet the consolidated coverage ratio test. As of June 30, 1999, the Company had incurred $22.1 million of indebtedness under its foreign credit facilities and as of such date, would have been able to incur an additional $7.9 million of indebtedness under such facilities in compliance with the terms of the indenture.

         The Company is highly leveraged and has significant interest expense obligations under the Credit Facility and Senior Notes. Furthermore, the indenture and the Credit Facility contain numerous other financial and operating covenants. The ability of the Company to comply with such covenants will be dependent upon the Company's future performance, which is subject to financial, economic, competitive, regulatory and other factors affecting the Company and its subsidiaries, many of which are beyond their control. In addition, the Company has recently financed operations from borrowing under its credit facilities. The Company's ability to borrow additional funds is significantly restricted because the Company's borrowing capacity under its existing credit facilities is limited to $14.0 million as of July 31, 1999. If the Company is unable to improve operations at the Americas unit or otherwise generate sufficient cash flow, it could be required to adopt one or more alternatives, such as reducing or delaying planned expansions or capital expenditures, selling or leasing assets, restructuring debt or obtaining additional debt or equity capital. On February 26, 1999 certain shareholders and their affiliates provided $15.5 million of additional credit support to the Company through the provision of letters of credit to the Supplemental Lender pursuant to the Amendment. The Company has entered into an agreement to sell substantially all of the assets of GLAS and will use the proceeds of the sale to reduce outstanding debt. The Company will continue to investigate strategic alternatives to finance future operations, including the sale of other non-core assets. There can be no assurance that the sale of the GLAS assets will be consummated or that any of these alternatives could be effected on satisfactory terms, and any resort to alternative sources of funds could impair the Company's competitive position.

YEAR 2000

         The Company is currently engaged in a comprehensive project to upgrade its information technology including hardware and software that will consistently and properly recognize the Year 2000 ("Year 2000 Plan"). As a provider of global logistics and transportation services, the Company is reliant on its computer systems and applications to conduct its business. In addition to these systems, the Company is also reliant upon the system capabilities of its business partners. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. As a result, a majority of the Company's financial systems are already in compliance with the Company's objectives and all computing hardware of the Company is Year 2000 compliant. An extensive review has also been made of all remaining internal systems. All of the operational systems in Europe, Asia and the United States are in compliance, with Canada expected to be compliant in September 1999. Financial systems in all of Asia, all of Europe, except Italy, and the United States are also in compliance.
The financial systems for Italy and Canada are expected to be compliant by October 1999. As part of this process the Company is also surveying embedded systems to ensure Year 2000 compliance with scheduled completion by December 1999.

         The Company has conducted a survey of its business partners most of whom have certified Year 2000 compliance. The Company, however, is still gathering information from the airlines. The Company is also working with major customers to gain Year 2000 certification with them in response to customer inquiries and surveys.

         The Company estimates total costs of the compliance process to be approximately $1.1 million of which $0.9 million has been spent through July 31, 1999. This does not include the costs associated with the Company's strategic information plan much of which addresses the Year 2000 project as well as strategic initiatives.

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

OTHER MATTERS

         In June 1998, the Financial Accounting Standards Board Issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was originally required to be adopted in years beginning after June 15, 1999. This new accounting standard will require that all derivatives be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the Company's financial position, results of operations, and cash flows.

         The FASB recently issued Statement No. 137 which delays the effective date of this Statement until fiscal years beginning after June 15, 2000. In addition, the Statement requires that all derivatives that are expected to be hedges must be designated as such on the first day of the period in which the statement becomes effective. The Company, which utilizes fundamental derivatives to hedge changes in interest rates and foreign currencies, expects to adopt SFAS No. 133 effective January 1, 2001.

                            PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27 Financial Data Schedule (Filed electronically only).


         (b)      Reports on Form 8-K

                  On August 11, 1999 the Company filed a current report on Form 8-K disclosing a press release issued on August 6, 1999 regarding the sale of its GeoLogistics Air Services, Inc. business unit to FDX Global Logistics, Inc.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GEOLOGISTICS CORPORATION

Date: August 16, 1999                   By: /s/ Roger E. Payton
      ---------------                      -----------------------------------
                                                      Roger E. Payton
                                           President, Chief Executive Officer
                                                      and Director

Date: August 16, 1999                   By: /s/ Miles Stover
      --------------                       -----------------------------------
                                                      Miles Stover
                                                 Chief Financial Officer