Form 10-Q
period 1999-09-30
GEOLOGISTICS CORP
filed 1999-11-15
CIK 1015527

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                               Yes  X      No
                                  ----

On November 15, 1999, the registrant had 2,104,893 outstanding shares of common stock, par value $.001 per share.

                            GEOLOGISTICS CORPORATION

                                TABLE OF CONTENTS


                                                                                                        PAGE
PART I.           FINANCIAL INFORMATION

                  ITEM 1.     Financial Statements:

                              Condensed Consolidated Balance Sheets,
                              September 30, 1999 (unaudited) and December 31, 1998                         3

                              Condensed Consolidated Statements of Operations
                              for the three months and nine months ended
                              September 30, 1999 and 1998 (unaudited)                                      5

                              Condensed Consolidated Statements of Cash Flows
                              for the nine months ended September 30, 1999 and
                              1998 (unaudited)                                                             6

                              Notes to the Condensed Consolidated Financial
                              Statements                                                                   7

                  ITEM 2.     Management's Discussion and Analysis of
                              Financial Condition and Results of Operations                               17

                  ITEM 3. Information required for this item has been included in Management's Discussion and Analysis.

PART II.          OTHER INFORMATION

                  ITEM 2.     Changes in Securities                                                       33

                  ITEM 6.     Exhibits and Reports on Form 8-K                                            33


                          PART I. FINANCIAL INFORMATION

                            GEOLOGISTICS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 SEPTEMBER 30,               DECEMBER 31,
                                                                    1999                         1998
                                                               --------------               ----------------
                                                                  (UNAUDITED)
Current assets:
   Cash and cash equivalents                                       $ 13,719                      $ 15,152
   Accounts receivable:
      Trade, net                                                    258,561                       267,047
      Other                                                          18,540                        11,046
   Deferred income taxes                                                727                         7,245
   Prepaid expenses                                                  24,613                        20,708
                                                                   --------                      --------
      Total current assets                                          316,160                       321,198
                                                                    -------                       -------

Property and equipment, at cost                                      98,994                       113,618
Accumulated depreciation                                            (21,784)                      (18,364)
                                                                   --------                      --------

       Net property and equipment                                    77,210                        95,254

Notes receivable, less current portion                                1,682                         1,711
Deferred income taxes                                                   484                        19,168
Goodwill, net                                                        46,643                        79,347
Intangible assets, net                                                9,220                        11,927
Other assets                                                         18,399                        20,573
                                                                   --------                      --------
                                                                   $469,798                      $549,178
                                                                   --------                      --------
                                                                   --------                      --------


   See accompanying notes to the condensed consolidated financial statements.

                            GEOLOGISTICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 SEPTEMBER 30,               DECEMBER 31,
                                                                     1999                      1998
                                                                 -----------                 --------
                                                                 (UNAUDITED)
Current liabilities:
    Current portion of long-term debt                               $ 19,252                   $  12,549
    Accounts payable                                                 140,654                     139,696
    Accrued expenses                                                 140,876                     149,519
    Income taxes payable                                              14,428                       7,940
                                                                    --------                   ---------

       Total current liabilities                                     315,210                     309,704

Long-term debt, less current portion                                 130,869                     183,177
Other non-current liabilities                                         49,019                      52,400
Minority interest                                                      1,999                       2,381
                                                                   ---------                   ---------
       Total liabilities                                             497,097                     547,662

Stockholders' (deficit) equity:
    Preferred stock 15,000 shares authorized,
      issued and outstanding                                          14,550                      14,550
    Common stock ($.001 par value 5,000,000
      shares authorized, 2,118,393 and 2,128,893
      shares issued and outstanding)                                       2                           2
    Additional paid-in-capital                                        56,199                      55,371
    Accumulated deficit                                              (97,357)                    (67,898)
    Notes receivable from stockholders                                  (191)                       (191)
    Cumulative translation adjustment                                   (502)                       (318)
                                                                  ----------                  ----------

       Total stockholders' (deficit) equity                          (27,299)                      1,516
                                                                    ---------                  ---------

                                                                    $469,798                    $549,178
                                                                  ----------                  ----------
                                                                  ----------                  ----------


   See accompanying notes to the condensed consolidated financial statements.

                            GEOLOGISTICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           THREE-MONTHS                       NINE-MONTHS
                                                                       ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                                    ---------------------------     ----------------------------
                                                                      1999             1998             1999            1998
                                                                    --------          ------           ------          -----
Revenues                                                         $   400,020        $   387,968      $1,161,119     $  1,124,843

Transportation and other direct costs                                306,145            292,855         880,442          847,335
                                                                    --------            -------        --------          -------
Net revenues                                                          93,875             95,113         280,677          277,508

Selling, general and administrative expenses                          94,693             91,020         284,970          265,650
Restructuring and other non-recurring charges                         10,144                  -          11,134                -
Asset impairment charges                                              12,060                  -          12,060                -
Depreciation and amortization                                          5,128              3,847          14,829           11,560
                                                                   ---------          ---------        --------       ----------

Operating income (loss)                                              (28,150)               246         (42,316)             298

Interest expense, net                                                 (7,316)            (4,761)        (18,462)         (12,098)
Gain on disposition of business                                       69,760                  -          69,760                -
Other income (expense)                                                  (197)               (32)           (647)             114
                                                                   ---------         -----------      ---------        ---------

Income (loss) before income taxes and minority interest               34,097             (4,547)          8,335          (11,686)

Income tax provision (benefit)                                        34,230             (2,267)         35,261           (4,503)
                                                                    --------         -----------        -------         --------

Loss before minority interest                                           (133)            (2,280)        (26,926)          (7,183)

Minority interest                                                       (371)              (213)           (958)            (586)
                                                                  ----------         ----------        --------       ---------- -

Net loss                                                         $      (504)       $    (2,493)     $  (27,884)     $    (7,769)

Preferred stock dividend                                                 525                438           1,575              438
                                                                 -----------         ----------      ----------     ------------
Loss applicable to common stock                                  $    (1,029)       $    (2,931)     $  (29,459)    $     (8,207)
                                                                 -----------         ----------      ----------     ------------
                                                                 -----------         ----------      ----------     ------------

Basic loss per common share                                      $     (0.49)       $     (1.38)     $   (13.88)    $      (3.88)
                                                                 -----------         ----------      ----------     ------------
                                                                 -----------         ----------      ----------     ------------

Diluted loss per common share                                    $     (0.49)      $      (1.38)     $  (13.88)     $      (3.88)
                                                                 -----------         ----------      ----------     ------------
                                                                 -----------         ----------      ----------     ------------

Weighted average number of common and
  common equivalent shares outstanding                             2,118,768          2,128,893       2,121,843        2,117,806
                                                                 -----------         ----------      ----------     ------------
                                                                 -----------         ----------      ----------     ------------


   See accompanying notes to the condensed consolidated financial statements.

                            GEOLOGISTICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   NINE-MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                            -----------------------------
                                                                                1999               1998
                                                                             ----------         --------
Cash flows from operating activities:

    Net loss                                                                  $(27,884)         $(7,769)
    Adjustments to reconcile net loss
       to net cash from operating activities:
         Cash used for restructuring activities                                 (1,688)               -
         Asset impairment charges                                               13,551                -
         Depreciation and amortization                                          14,829           11,560
         Gain on disposition of business, net                                  (69,760)               -
         Amortization of deferred items                                          1,505              900
         Deferred income taxes                                                  25,202           (6,885)
          Changes in current assets and liabilities, net                        (7,112)         (38,567)
          Other, net                                                            (2,074)          (4,709)
                                                                              --------          -------
       Net cash used in operating activities                                   (53,431)         (45,470)

Cash flows from investing activities:
    Purchases of property, equipment and software, net                          (6,155)         (22,885)
    Proceeds from disposition of business                                      102,988                -
    Business acquisitions, net of cash acquired                                      -          (26,299)
                                                                              --------          -------
       Net cash provided by (used in) investing activities                      96,833          (49,184)

Cash flows from financing activities:
    (Payments)/Proceeds from revolving line of credit, net                     (47,288)          36,100
    Proceeds from long-term debt                                                17,036           32,500
    Payments on long-term debt                                                 (15,411)         (14,934)
    Proceeds from issuance of preferred stock                                        -           14,550
    Proceeds from issuance of common stock                                         828            2,733
    Other, net                                                                       -              158
                                                                              --------         --------
Net cash provided by (used in) financing activities                            (44,835)          71,107
                                                                              --------           ------
Net decrease in cash and cash equivalents                                       (1,433)         (23,547)
Cash and cash equivalents, beginning of period                                  15,152           37,909
                                                                              --------           ------
Cash and cash equivalents, end of period                                     $  13,719          $14,362
                                                                              --------         --------
                                                                              --------         --------

Supplemental cash flow information:
    Interest paid during the period                                          $  13,143          $ 8,601
    Income taxes paid during the period                                      $   2,161          $ 2,116
    Non-cash warrant transactions                                            $     828          $ 1,080
    New capital leases                                                       $     804          $ 7,541




    See accompanying notes to the condensed consolidated financial statements

                            GEOLOGISTICS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in GeoLogistics Corporation's ("Company") Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation in accordance with generally accepted accounting principles of the condensed consolidated financial statements for the periods shown. Certain amounts for the prior year have been reclassified to conform with the current year financial statement presentation. Significant accounting policies followed by the Company are included in Note 2 to the audited consolidated financial statements in the Company's Form 10-K. Results of operations for the nine months ended September 30, 1999 may not be indicative of the results to be expected for the full year.

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

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)


NOTE 2.  LONG-TERM DEBT (CONTINUED)

The following is condensed combined financial information of guarantor and non-guarantor subsidiaries:

                                                           Balance Sheet as of September 30, 1999
                                               ----------------------------------------------------------------
                                                Parent     Guarantor   Non-Guarantor
                                                Company  Subsidiaries   Subsidiaries  Eliminations    Combined
                                               --------  -------------  ------------  ------------  -----------
Cash and cash equivalents...................   $  5,270    $    292      $  8,157       $       -    $ 13,719
Accounts receivable, net....................        113      97,176       196,689         (35,417)    258,561
Property, net...............................      2,561      19,741        54,908               -      77,210
Intangible assets, net......................      6,164      46,384         4,279            (964)     55,863
Other assets................................     79,873       7,369        39,631         (62,428)     64,445
                                                 ------     -------       -------         -------      ------

  Total assets..............................   $ 93,981    $170,962      $303,664       $ (98,809)   $469,798
                                               --------  -------------  ------------  ------------  -----------
                                               --------  -------------  ------------  ------------  -----------

Current liabilities.........................   $  6,844    $127,031      $220,285       $ (38,950)   $315,210
Long-term debt, less current portion........    123,637       1,168         6,064               -     130,869
Other non-current liabilities...............    (73,364)     58,857        62,956           2,569      51,018
Stockholders' (deficit) equity..............     36,864     (16,094)       14,359         (62,428)    (27,299)
                                                -------    --------       -------        --------    --------

Total liabilities and stockholders' deficit    $ 93,981    $170,962      $303,664       $ (98,809)   $469,798
                                               --------  -------------  ------------  ------------  -----------
                                               --------  -------------  ------------  ------------  -----------

                                            Statement of Operations for the Nine Months Ended September 30, 1999
                                            --------------------------------------------------------------------
                                                Parent     Guarantor  Non-Guarantor
                                                Company  Subsidiaries  Subsidiaries   Eliminations   Combined
                                               --------  ------------ -------------   ------------   --------

Revenues....................................  $       -   $ 468,526     $ 802,114       $(109,521) $1,161,119
Transportation and other direct costs.......          -     359,368       630,595        (109,521)    880,442
Operating expenses..........................     10,359     120,015       169,425               -     299,799
Restructuring and other non-recurring charges     1,913       8,335           886               -      11,134
Asset impairment charges....................      2,167       5,926         3,967               -      12,060
                                                -------   ---------      --------   -------------  ----------

Operating loss..............................    (14,439)    (25,118)       (2,759)              -     (42,316)
Interest, net...............................     (5,088)    (11,120)       (2,254)              -     (18,462)
Other income (expense) net..................      2,199      67,138          (224)              -      69,113
Income tax provision .......................         49      33,744         1,468               -      35,261
Minority interest...........................          -           -          (958)              -        (958)
                                              -----------------------     ------- ---------------    --------

  Net loss..................................   $(17,377)  $  (2,844)    $  (7,663)      $       -  $  (27,884)
                                               --------  -------------  ------------  ------------  -----------
                                               --------  -------------  ------------  ------------  -----------

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)


                                               Statement oF Cash Flows for the Nine Months Ended September 30, 1999
                                               --------------------------------------------------------------------
                                                  Parent     Guarantor   Non-Guarantor
                                                  Company  Subsidiaries   Subsidiaries  Eliminations     Combined
                                                ---------  ------------  -------------- --------------  -----------
Cash flows (used in) provided by:
  Operating activities.......................   $(22,418)    $(22,939)      $(6,294)       $(1,780)     $(53,431)
  Investing activities.......................      6,463       94,940        (4,570)             -        96,833
  Financing activities.......................     21,198      (74,243)        6,430          1,780       (44,835)
                                                --------     --------       -------        -------       -------

Net increase (decrease) in cash and cash
  equivalents................................      5,243       (2,242)       (4,434)              -       (1,433)
Cash and cash equivalents, beginning of
  period.....................................         27        2,534        12,591               -       15,152
                                                 -------      -------       -------        --------      -------

Cash and cash equivalents, end of period.....   $  5,270     $    292       $ 8,157        $      -     $ 13,719
                                                 -------      -------       -------        --------      -------
                                                 -------      -------       -------        --------      -------


As a result of the disposition of GeoLogistics Air Services, Inc. ("GLAS") (see note 6 to financial statements) the Company, together with its guarantor subsidiaries, entered into an amendment to the revolving credit agreement (the "September Amendment"). Among other changes, the amendment provides for
(a) reductions in credit availability from $100.0 million to $50.5 million in the aggregate with a sublimit of $20.0 million in the United Kingdom, (b) reductions in the percentage of eligible accounts receivable that qualify for the U.S. and United Kingdom borrowing base which affect the Company's ability to incur debt under the revolving credit facility, (c) the elimination of the interest coverage ratio covenant, (d) the change in the maturity date to March 31, 2000, (e) the reduction of the Supplemental Commitment from $30.0 million to $15.0 million and (f) the amendment of the EBITDA covenant to provide that EBITDA for the three month period ended December 31, 1999 will not be less than a deficit of $500,000. Because the maturity date of the credit facility is March 31, 2000, borrowings under the revolving credit facility of $1.8 million have been classified as current liabilities in the September 30, 1999 balance sheet.

NOTE 3.  SEGMENT INFORMATION

The Company operates in a single business segment providing worldwide logistics solutions to meet customers' specific requirements for transportation and related services by arranging and monitoring all aspects of material flow activities utilizing advanced information technology systems.

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)


The Company manages its business primarily on a geographic basis. The Company's reportable geographic segments are comprised of North America, Europe and Asia/Pacific. Each geographic segment provides products and services previously described.

Accounting policies for each geographic segment are the same as those described in "Summary of Significant Accounting Policies" in Note 2 of the Notes to the Consolidated Financial Statements included in the Form 10-K filed for the year ended December 31, 1998. The Company evaluates the performance of each geographic segment primarily based on operating income. Operating income represents earnings before interest and taxes. Corporate expenses are excluded from geographic segment operating income. Corporate expenses are comprised primarily of marketing costs, incremental information technology costs and other general and administrative expenses which are separately managed. Geographic segment assets exclude corporate assets. Corporate assets include cash and cash equivalents, certain capitalized software development costs and intangible assets. Information for 1998 has been restated to conform to the 1999 presentation of operating segment information.

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)

Information regarding the Company's operations by geographic region is summarized below.

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                          ---------------------------    -------------------------
                                                             1999            1998          1999             1998
                                                          --------          ------        ------           -------
North America:
  Total revenues                                          $191,561        $196,599       $550,249         $557,294
  Transactions between regions                              14,567          16,212         42,271           43,933
  Revenues from customers                                  176,994         180,387        507,978          513,361
  Net revenues                                              40,939          44,629        122,274          125,028
  Restructuring and other non-recurring charges              7,345               -          8,335                -
  Asset impairment charges                                   8,285               -          8,285                -
  Depreciation and amortization                              3,676           2,455         10,481            8,065
  Operating income/(loss)                                  (19,477)          1,865        (26,856)           2,293
  Interest expense, net                                     (4,199)         (2,306)       (11,648)          (6,498)

Europe:
  Total revenues                                          $173,621        $176,482       $524,105         $533,076
  Transactions between regions                              19,646          25,041         64,122           75,411
  Revenues from customers                                  153,975         151,441        459,983          457,665
  Net revenues                                              36,465          37,405        112,004          115,230
  Restructuring and other non-recurring charges                886               -            886                -
  Asset impairment charges                                   1,608               -          1,608                -
  Depreciation and amortization                                918             919          2,575            2,262
  Operating income/(loss)                                   (3,938)           (398)        (5,820)           2,751
  Interest expense                                            (121)           (251)          (301)            (284)

Asia/Pacific:
  Total revenues                                            91,049          72,965       $254,913         $201,153
  Transactions between regions                              21,998          16,825         61,755           47,336
  Revenues from customers                                   69,051          56,140        193,158          153,817
  Net revenues                                              16,471          13,079         46,399           37,250
  Depreciation and amortization                                443             328          1,317              846
  Operating income                                           2,173           1,271          5,296            3,311
  Interest expense, net                                        (57)            (83)          (177)             (90)


Information regarding the Company's long lived assets by geographic region is summarized below.

                                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                                           1999            1998
                                                                                           ----            ----
Long lived assets:
  North America                                                                           $23,614          $27,358
  Europe                                                                                   42,516           48,628
  Asia/Pacific                                                                              6,506            6,244
  Corporate                                                                                 4,574           13,024
                                                                                          -------          -------
  Consolidated                                                                            $77,210          $95,254
                                                                                          -------          -------
                                                                                          -------          -------

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)

A reconciliation of the Company's geographic segment revenues, net revenues, operating income and assets to the corresponding consolidated amounts as of and for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                                 THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                    SEPTEMBER 30,                             SEPTEMBER 30,
                                          ----------------------------                ------------------------------
                                              1999             1998                        1999           1998
                                             ------           ------                      ------         ------
Revenues:
  North America                            $191,561          $196,599                    $550,249         $557,294
  Europe                                    173,621           176,482                     524,105          533,076
  Asia/Pacific                               91,049            72,965                     254,913          201,153
  Eliminations                              (56,211)          (58,078)                   (168,148)        (166,680)
                                           --------          --------                   ---------       ----------
  Consolidated                             $400,020          $387,968                  $1,161,119       $1,124,843
                                           --------          --------                   ---------       ----------
                                           --------          --------                   ---------       ----------

Net revenues:
  North America                             $40,939           $44,629                    $122,274         $125,028
  Europe                                     36,465            37,405                     112,004          115,230
  Asia/Pacific                               16,471            13,079                      46,399           37,250
                                            -------            ------                    --------         --------
  Consolidated                              $93,875           $95,113                    $280,677         $277,508
                                           --------          --------                   ---------       ----------
                                           --------          --------                   ---------       ----------


Operating income (loss):
  North America                            $(19,477)          $ 1,865                    $(26,856)        $  2,293
  Europe                                     (3,938)             (398)                     (5,820)           2,751
  Asia/Pacific                                2,173             1,271                       5,296            3,311
  Corporate                                  (6,908)           (2,492)                    (14,936)          (8,057)
                                           --------           -------                    --------          -------
  Consolidated                             $(28,150)          $   246                    $(42,316)        $    298
                                           --------          --------                   ---------       ----------
                                           --------          --------                   ---------       ----------

                                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                                           1999           1998
                                                                                           ----           ----
Assets:
  North America                                                                          $193,644         $260,694
  Europe                                                                                  247,009          263,481
  Asia/Pacific                                                                             91,461           86,119
  Corporate                                                                               410,073          482,429
  Eliminations                                                                           (472,389)        (543,545)
                                                                                         --------         --------
  Consolidated                                                                           $469,798         $549,178
                                                                                         --------         --------
                                                                                         --------         --------

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

NOTE 4.  OTHER COMPREHENSIVE INCOME

Comprehensive income loss for the three and nine months ended September 30, 1999 and 1998 is as follows (in thousands):

                                                                 THREE MONTHS                 NINE MONTHS
                                                              ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                            ---------------------     -------------------------
                                                              1999         1998            1999         1998
                                                            ------        -----           ------       -----
Net loss                                                    $ (504)      $(2,493)      $(27,884)      $(7,769)
Foreign currency translation adjustment                        491        (1,369)          (184)         (719)
                                                            ------        ------      ---------       -------
Comprehensive loss                                          $  (13)      $(3,862)      $(28,068)      $(8,488)
                                                            ------        ------      ---------       -------
                                                            ------        ------      ---------       -------

NOTE 5. RESTRUCTURING AND OTHER NON-RECURRING CHARGES / ASSET IMPAIRMENT CHARGES

On March 5, 1999 the Company announced its intended restructuring of its GeoLogistics Americas ("Americas") business as a result of a difficult domestic freight forwarding environment. In light of lower volumes in the European region, the Company initiated a process to reevaluate the operations of its other business units to determine what initiatives could be taken to reduce costs and streamline administrative operations. As part of this restructuring process a new management team was put in place in an effort to improve the global operating results.

In connection with this effort, the Company (a) has exited the domestic freight forwarding portion of Americas business as of the end of the third quarter of 1999, (b) is rationalizing personnel such that their numbers and skill sets are suited to the ongoing services and volumes of the business,
(c) closed, or will close, unnecessary facilities in the United States and Europe, (d) arranged for the settlement of remaining obligations to the selling shareholders of the project forwarding and international household goods relocation services business (GeoLogistics Services, Inc.) and integrated the project forwarding business into the GeoLogistics Americas business and the international household goods relocation services into the Bekins Van Lines business and (e) revalued certain assets and deferred costs to reflect net realizable values. The aggregate charge

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)


for these actions is expected to be approximately $33.2 million of which $1.0 million was recorded in the first half of this year, $22.2 million has been recorded in the third quarter of 1999, $7.1 million is expected to be recorded in the fourth quarter of 1999, and the $2.9 million balance is expected to be recorded in the first two quarters of 2000. The restructuring charges include provisions for the termination of approximately 600 sales, administrative and warehouse employees globally at a cost of approximately $14.9 million. Of these costs $7.9, million, representing the termination of 350 employees, were recorded in the first nine months of 1999 and $7.0 million related to the termination of the remaining approximately 250 employees are expected to be recorded in the fourth quarter of 1999 and the first half of 2000. Accrued liabilities at September 30, 1999 include approximately $6.6 million of future severance payments related to employees terminated prior to September 30, 1999 and approximately $1.4 million related to future payments for the shutdown of facilities. The third quarter cash cost of $8.7 million and non cash costs of $13.5 million have been recorded in the accompanying financial statements as restructuring and other non-recurring charges. The non cash costs for asset impairment charges relate to goodwill, capitalized software and property as a result of exiting the domestic freight forwarding portion of Americas' business, a reevaluation of the capitalized software costs and the pending sale of certain property of its Italian subsidiary. In addition to actions for which immediate financial recognition is required, many additional actions have been taken including revised incentive plans for the sales and management staffs (including the employees who will continue to operate the international freight forwarding operations in the United States), expansion of logistics facilities in Thailand and expansion of facilities and logistics capabilities in China.

NOTE 6.  SALE OF BUSINESS

On September 10, 1999 the Company sold substantially all of the assets of its GLAS business unit ("GLAS Assets") to a subsidiary of FDX Corporation, for aggregate cash consideration of approximately $116 million. The $70 million gain on this sale has been reflected in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999.

The proceeds of such disposition were applied by the Company to fund a $10 million escrow account in connection with certain warranties to the purchaser, pay fees and expenses associated with the transaction and reduce revolving debt that was secured by the GLAS Assets.

                            GEOLOGISTICS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)


For the three and nine months ended September 30, 1999, revenues from the GLAS operations contributed approximately $18.6 million and $66.8 million, respectively, to the Company's revenues and $2.5 million and $10.5 million, respectively, of operating income to the Company's operating losses of $28.2 million and $42.3 million, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY INCLUDED ELSEWHERE IN THIS REPORT. THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH HEREIN, IN THE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS WELL AS WITHIN THIS QUARTERLY REPORT GENERALLY. ALSO, DOCUMENTS SUBSEQUENTLY FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION MAY CONTAIN FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE CHALLENGES AND UNCERTAINTIES INHERENT IN SUCCESSFULLY IMPLEMENTING THE CLOSURE OF THE COMPANY'S U.S. DOMESTIC FREIGHT FORWARDING BUSINESS, THE RESTRUCTURING OF THE COMPANY'S EUROPEAN AND OTHER BUSINESSES, OPERATING CHALLENGES FACING THE COMPANY'S REMAINING BUSINESSES, MEETING LIQUIDITY NEEDS FOR CONTINUED OPERATION, REFINANCING DEBT THAT MATURES IN MARCH 2000, IMPLEMENTING THE COMPANY'S BRANDING, INFORMATION TECHNOLOGY AND COST REDUCTION STRATEGIES AND THE OTHER RISK FACTORS AND MATTERS IDENTIFIED HEREIN OR IN OTHER PUBLIC FILINGS BY THE COMPANY, INCLUDING BUT NOT LIMITED TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-4 (FILE NO. 333-42607), ANNUAL REPORT ON FORM 10-K (FILED ON MARCH 31,
1999) AND QUARTERLY REPORTS ON FORM 10-Q (FILED MAY 14, 1999 AND AUGUST 16,
1999), SUCH AS RISKS RELATING TO THE COMPANY'S LEVERAGE AND ABILITY TO SERVICE ITS DEBT OBLIGATIONS, CHALLENGES PRESENTED BY INTEGRATION OF RECENT ACQUISITIONS AND IN THE AMERICAS BUSINESS, RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND CURRENCY FLUCTUATIONS AND RISKS RELATED TO INFORMATION TECHNOLOGY IMPLEMENTATION AND INTEGRATION.

GENERAL

         The Company commenced operations on May 2, 1996 in connection with its acquisition of The Bekins Company ("Bekins"). On October 31, 1996, the Company acquired GeoLogistics Americas ("Americas") and GeoLogistics Company ("Canada") and securities representing 33.3%, in the aggregate, of the common equity of LEP International Worldwide Limited ("LIW"). On November 7, 1996, the Company acquired GeoLogistics Services ("Services"). On September 30, 1997, the Company acquired an additional 41.9% of the common equity of LIW and on December 15, 1997, the Company completed the acquisition of all of the remaining equity securities of LIW. On July 13, 1998, the Company purchased substantially all of the operating assets and assumed certain of the liabilities ("Air Services Acquisition") of Caribbean Air Services, Inc. and on September 10, 1999 the Company sold the assets purchased in the Air Services Acquisition and certain other assets. All acquisitions were accounted for by the purchase method of accounting, and accordingly, the book values of the assets and liabilities of the acquired companies were adjusted to reflect their fair values at the dates of acquisition.

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

         On March 5, 1999 the Company announced its intended restructuring of its GeoLogistics Americas ("Americas") business as a result of a difficult domestic freight forwarding environment. In light of lower volumes in the European region, the Company initiated a process to reevaluate the operations of its other business units to determine what initiatives could be taken to reduce costs and streamline administrative operations. As part of this restructuring process a new management team was put in place in an effort to improve the global operating results.

         In connection with this effort, the Company (a) has exited the domestic freight forwarding portion of Americas business as of the end of the third quarter of 1999, (b) is rationalizing personnel such that their numbers and skill sets are suited to the ongoing services and volumes of the business, (c) closed, or will close, unnecessary facilities in the United States and Europe,
(d) arranged for the settlement of remaining obligations to the selling shareholders of the project forwarding and international household goods relocation services business (GeoLogistics Services, Inc.) and integrated the project forwarding business into the GeoLogistics Americas business and the household goods relocation services into the Bekins Van Lines business and (e) revalued certain assets and deferred costs to reflect net realizable values. The aggregate charge for these actions is expected to be approximately $33.2 million of which $1.0 million was recorded in the first half of this year, $22.2 million has been recorded in the third quarter of 1999, $7.1 million is expected to be recorded in the fourth quarter of 1999, and the $2.9 million balance is expected to be recorded in the first two quarters of 2000. The restructuring charges include provisions for the termination of approximately 600 sales, administrative and warehouse employees globally at a cost of approximately $14.9 million. Of these costs, $7.9 million, representing the termination of 350 employees, were recorded in the first nine months of 1999 and $7.0 million related to the termination of the remaining approximately 250 employees are expected to be recorded in the fourth quarter of 1999 and the first half of 2000. Accrued liabilities at September 30, 1999 include approximately $6.6 million of future severance payments related to employees terminated prior to September 30, 1999 and approximately $1.4 million related to future payments for the shutdown of facilities. The third quarter cash cost of $8.7 million and non cash costs of $13.5 million have been recorded in the accompanying financial statements as restructuring and other non-recurring charges. The non cash costs for asset impairment charges relate to goodwill, capitalized software and property as a result of exiting the domestic freight forwarding portion of Americas' business, a reevaluation of the capitalized software costs and the pending sale of certain property of its Italian subsidiary. In addition to actions for which immediate financial recognition is required, many additional actions have been taken including revised incentive plans for the sales and management staffs (including the employees who will continue to operate the international freight forwarding operations in the United States), expansion of logistics facilities in Thailand and expansion of facilities and logistics capabilities in China.

         On September 10, 1999 the Company sold substantially all of the assets of its GLAS business unit ("GLAS" Assets") to a subsidiary of FDX Corporation, for aggregate cash consideration of approximately $116 million. The $70 million gain on this sale has been reflected in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999.

         The proceeds of such disposition were applied by the Company to fund a $10 million escrow account in connection with certain warranties to the purchaser, pay fees and expenses associated with the transaction and reduce revolving debt that was secured by the GLAS Assets.

         For the three and nine months ended September 30, 1999, revenues from the GLAS operations contributed approximately $18.6 million and $66.8 million, respectively, to the

Company's revenues and $2.5 million and $10.5 million, respectively, of operating income to the Company's operating losses of $28.2 million and $42.3 million, respectively.

         The following discussion and analysis relates to the results of operations for the Company as reported for the nine months ended September 30, 1999 and 1998, and should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this Form 10-Q.

                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                              ------------------------    -----------------------
                                                              1999             1998         1999          1998
                                                              ----             ----         ----          ----
                                                                               (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues                                                   $400,020        $387,968    $1,161,119     $1,124,843
Net revenues                                                 93,875          95,113       280,677        277,508
Selling, general and administrative expenses                 94,693          91,020       284,970        265,650
Restructuring and other non-recurring charges                10,144               -        11,134              -
Asset impairment charges                                     12,060               -        12,060              -
Depreciation and amortization                                 5,128           3,847        14,829         11,560
Operating income (loss)                                     (28,150)            246       (42,316)           298
Interest expense, net                                        (7,316)         (4,761)      (18,462)       (12,098)
Gain on disposition of business                              69,760               -        69,760              -
Other income (expense), net                                    (197)            (32)         (647)           114
Income tax provision (benefit)                               34,230          (2,267)       35,261         (4,503)
Minority interest                                              (371)           (213)         (958)          (586)
Net loss                                                  $    (504)        $(2,493)     $(27,884)       $(7,769)


THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1998

         REVENUES. The Company's revenues increased approximately $12.0 million to $400.0 million for the three months ended September 30, 1999 from $388.0 million for the three months ended September 30, 1998. Asia/Pacific region revenues increased $18.1 million, due primarily to increased export volumes from new and existing customers. Also contributing additional revenue of $0.9 million in the period was Americas and Canada which contributed $0.4 million more revenue than the prior period. These increases were offset by a decline in the GLAS business unit of $3.6 million, due to the sale of this operating unit in mid-September 1999 and Europe as a result of diminished international forwarding volumes due to regional softness. GeoLogistics Network Solutions ("GNS") revenues declined $1.8 million primarily due to lower volumes as a result of customer industry consolidations. Services business unit revenues decreased $1.8 million, on lower volume in both international relocation and project cargo product lines as a result of declining international relocations and softness in the oil and gas industries.

         NET REVENUES. Net revenues, which represent gross profit after deducting transportation and other direct costs, decreased by approximately $1.2 million, to $93.9 million for the three months ended September 30, 1999 from $95.1 million for the same period in 1998. Net revenues as a percentage of revenues decreased to 23.5% in 1999 from 24.5% for the same period in 1998.

         Asia/Pacific region contributed an increase of $3.4 million to net revenues on the strength of higher volumes. This increase was offset by declines in all other business units of the Company. The sale of GLAS in September 1999 resulted in a $1.5 million decrease in net revenues for the quarter relative to the same period of 1998 while the softness in Europe's economy contributed an additional $1.0 million to the decrease. GNS and Services net revenue decreased $0.7 million and $0.6 million, respectively, as a result of lower volumes, as previously discussed, and margin erosion. Bekins Household Goods ("Bekins HHG") and Americas also experienced lower net revenues of $0.3 million and $0.7 million, respectively, as a result of lower margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $3.7 million, to $94.7 million for the three months ended September 30, 1999 from $91.0 million for the three months ended September 30, 1998. These expenses as a percentage of net revenues increased to 100.9% in 1999 from 95.7% for the same period in 1998. The increase in selling, general and administrative expenses occurred partially as a result of higher expenses in Americas of approximately $1.1 million. Asia/Pacific operating expenses increased $2.6 million as well due to the growth in the business in this region which required additional support. Canada and Europe also experienced increases in expenses of $0.8 million each as a result of increased revenues related to new and existing customers. The increases were partially offset by lower expenses related to GLAS due to the sale, and Bekins HHG and Services as a result of cost control efforts initiated in the quarter.

         RESTRUCTURING, NON-RECURRING AND ASSET IMPAIRMENT CHARGES. As previously discussed, the Company has implemented its restructuring and reorganization plans in the third quarter which has resulted in recording $10.1 million of restructuring and non-recurring charges related to the shut down of the domestic freight forwarding business and the streamlining of other corporate and administrative functions. In addition, the Company has recorded asset impairment charges of approximately $12.1 million relating to goodwill, capitalized software and property as a result of exiting the domestic freight forwarding portion of Americas business, a reevaluation of capitalized software costs and the pending sale of certain property of its Italian subsidiary. These charges have all been reflected in the results of operations of the Company for the three months ended September 30, 1999. No such items existed during the same period of the previous year.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.3 million for the three months ended September 30, 1999 compared to the prior year period primarily as the result of an increase in fixed assets related to information technology.

         OPERATING LOSS. The Company recorded a $28.2 million operating loss for the three months ended September 30, 1999 compared to $0.2 million of operating income for the three months ended September 30, 1998. The significant decrease in operating loss is due primarily to the restructuring, non-recurring and asset impairment charges of $22.2 million recorded in the third quarter of 1999, higher depreciation and amortization expense, and lower operating results in all operating units of the Company with the exception of Asia/Pacific (up $0.8 million) and Bekins HHG (up $0.1 million).

         INTEREST EXPENSE, NET. Interest expense, net, increased by approximately $2.5 million, to $7.3 million for the third quarter of 1999 from $4.8 million for the same period of 1998. The increase resulted from the write off of $1.5 million of deferred finance fees resulting from the amendment of the Company's revolving line of credit in September 1999, interest associated with borrowings incurred to finance the Air Services Acquisition in July 1998 and higher levels of working capital-related borrowings required as a result of lower operating results at GNS, Services and Americas.

         INCOME TAXES. The income tax provision for the three months ended September 30, 1999 increased $36.5 million to a $34.2 million provision versus a $2.3 million tax benefit for the same period of 1998 as a result of the sale of GLAS assets.

         MINORITY INTERESTS. Interests held by minority shareholders in the earnings of certain foreign subsidiaries were $0.4 million and $0.2 million for the three months ended September 30, 1999 and 1998, respectively.

         NET LOSS. Net loss decreased by $2.0 million to $0.5 million for the three months ended September 30, 1999 compared to $2.5 million for the same period of 1998. This decrease is due primarily to the after tax gain attributable to the sale of the GLAS assets offset by restructuring and other non-recurring charges and operating losses attributable to the Americas, Europe and Services, as previously discussed and increased interest expense.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES. The Company's revenues increased by approximately $36.3 million to $1,161.1 million for the nine months ended September 30, 1999 from $1,124.8 million for the nine months ended September 30, 1998. Contributing additional revenue of $24.2 million in the period was GLAS. In addition, the Asia/Pacific region revenues increased $53.8 million, due primarily to increased export volumes and new customers. These increases were offset by a decline in the Americas business unit of $18.1 million, due to lower volumes as a result of a difficult freight forwarding environment. GNS revenues declined $7.4 million primarily due to lower volumes resulting from customer industry consolidations. Europe's revenues declined $9.0 million primarily as a result of market softness in the region. Services' revenues decreased $8.5 million, on lower volume in both international relocation and project cargo product lines as a result of declining international relocations and continued delays in the commencement of several large overseas projects, particularly by companies engaged in the oil and gas industry. Had foreign exchange rates remained constant from 1998 to 1999, consolidated revenues would have been $2.4 million less than the actual 1999 results.

         NET REVENUES. Net revenues increased by approximately $3.2 million, to $280.7 million for the nine months ended September 30, 1999 from $277.5 million for the same period in 1998. Net revenues as a percentage of revenues decreased to 24.2% in 1999 from 24.7% for the same period in 1998. GLAS accounted for $6.7 million of the increase as a result of the acquisition of Caribbean Air Services in July 1998.

         The Asia/Pacific region contributed an increase of $9.1 million to net revenues on the strength of higher volumes. These increases were offset by declines in all other business units of the Company except Canada which increased $0.9 million. Americas posted a decrease in net revenues of $5.1 million from the previous year as a result of the competitive freight forwarding environment in the U.S. which has led to the planned exit from the domestic freight forwarding market by the Company during the third quarter of 1999. The softness in Europe's economy contributed $3.2 million to the decrease. GNS and Services net revenues decreased $2.8 million and $2.1 million, respectively, as a result of lower volumes as previously discussed, and margin erosion. Bekins HHG also experienced lower net revenues of $0.3 million a result of lower margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $19.3 million, to $285.0 million for the nine months ended September 30, 1999 from $265.7 million for the nine months ended September 30, 1998. These expenses as a percentage of net revenues increased to 101.5% in 1999 from 95.7% for the same period in 1998. Selling, general and administrative expenses increased over the prior year period in all operating units of the Company. Asia/Pacific expenses increased $7.5 million due to higher warehousing and employee costs required to support the 26.7% increase in revenues. Selling, general and administrative expenses in Europe increased $4.6 million as a result of initiatives to increase revenue growth. Selling, general and administrative expenses in Canada increased $2.2 million due to additional warehousing costs required to support new business. Expenses also include an additional $1.7 million for eight and one half months of GLAS operations in 1999 versus two and one half months of operations in 1998 from the date of the Air Services Acquisition. Americas expenses increased by $1.4 million as cost control initiatives implemented in early 1999 began to take effect during the third quarter. All other operating units as a whole had a modest combined increase of $1.9 million from the previous year.

         RESTRUCTURING, NON-RECURRING AND ASSET IMPAIRMENT CHARGES. As previously discussed, the Company has implemented its restructuring and reorganization plans which has resulted in recording $11.1 million of restructuring and non-recurring charges related to the shut down of the domestic freight forwarding business and the streamlining of other corporate and administrative functions. In addition, the Company has recorded asset impairment charges of approximately $12.1 million relating to goodwill, capitalized software and property as a result of exiting the domestic freight forwarding portion of Americas business, a reevaluation of capitalized software costs and the pending sale of certain property of its Italian subsidiary. These charges have all been reflected in the results of operations of the Company for the nine months ended September 30, 1999. No such items existed during the same period of the previous year.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $3.2 million for the nine months ended September 30, 1999 compared to the prior year period primarily as the result of the Air Services Acquisition and an increase in fixed assets related to information technology.

         OPERATING LOSS. The Company recorded a $42.3 million operating loss for the nine months ended September 30, 1999 compared to a $0.3 million operating profit for the nine months ended September 30, 1998. Increased profits in Asia/Pacific and GLAS were offset by restructuring charges and higher operating losses in all other operating units as previously discussed.

         INTEREST EXPENSE, NET. Interest expense, net, increased by approximately $6.4 million, to $18.5 million for the first nine months of 1999 from $12.1 million for the same period of 1998. The increase was associated with interest related to borrowings incurred to finance the Air Services Acquisition in July 1998, higher levels of working capital-related borrowings required as a result of the losses incurred at GNS, Services and the Americas operating units and the write off of $1.5 million of deferred financing fees related to the revolving credit agreement which was amended in September 1999.

         INCOME TAXES. The income tax provision for the nine months ended September 30, 1999 increased $39.8 million to a $35.3 million provision versus a $4.5 million tax benefit for the same period of 1998. The increase for 1999 relates primarily to gains associated with the sale of the GLAS assets. No income tax benefit has been recorded for business units incurring operating losses in 1999.

         MINORITY INTERESTS. Interests held by minority shareholders in the earnings of certain foreign subsidiaries were $1.0 million and $0.6 million for the nine months ended September 30, 1999 and 1998, respectively.

         NET LOSS. Net loss increased by $20.1 million to $27.9 million for the nine months ended September 30, 1999 compared to $7.8 million for the same period of 1998. This increase is due primarily to operating losses attributable to the Americas, GNS, Europe and Services, increased interest expense, income taxes and restructuring charges offset in part by the gain attributable to the sale of the GLAS assets and improved operating results in Asia/Pacific and Bekins HHG.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 1999, net cash used by operating activities was $53.4 million versus $45.5 million in the first nine months of 1998. The increase was primarily due to a decrease in earnings. During the first nine months of 1999 cash provided by investing activities was $96.8 million while cash used in investing activities was $49.2 million in the first nine months of 1998. This increase is primarily due to the sale of GLAS in 1999. Cash used in investing activities in 1998 included $26.3 million related to the purchase of Caribbean Air Services. During the first nine months of 1999 capital expenditures were $6.2 million as compared to $22.9 million in the same period of 1998. Cash used in financing activities in the first nine months of 1999 was $44.8 million while cash provided from financing activities in the first nine months of 1998 was $71.1 million, primarily as a result of repayment of revolving debt with the proceeds from the sale of GLAS.

         On February 26, 1999, the Company executed an amendment to its bank credit facility (the "February Amendment"). The February Amendment, among other things, (a) included covenants that were required due to pending results of the Company, (b) provided for an additional $30.5 million commitment ("Supplemental Commitment") by one of the Company's existing lenders, (c) required the obligors under the bank credit facility to grant a security interest in all of their personal property, including all trademarks and other intangibles, to the extent not already included in the collateral, and one item of real property to secure the loans under the bank credit facility and (d) increased the margins applicable to Eurodollar and base rate loans based on specified funded debt ratios.

         As a result of the disposition of GLAS (see note 6 to financial statements) the Company, together with its guarantor subsidiaries entered into an amendment to the revolving credit agreement. Among other changes, the amendment provides for (a) reductions in credit availability from $100.0 million to $50.5 million in the aggregate with a sublimit of $20.0 million in the United Kingdom, (b) reductions in the percentage of eligible accounts receivable that qualify for the U.S. and United Kingdom borrowing base which affect the Company's ability to incur debt under the revolving credit facility, (c) the elimination of the interest coverage ratio covenant, (d) the change in the maturity date to March 31, 2000, (e) the reduction of the Supplemental Commitment from $30.0 million to $15.0 million and (f) the amendment of the EBITDA covenant to provide that EBITDA for the three month period ended December 31, 1999 will not be less than a deficit of $500,000. Because the maturity date of the credit facility is March 31, 2000, borrowings under the revolving credit facility of $1.8 million have been classified as current liabilities in the September 30, 1999 balance sheet. Because of the restructuring of certain of the Company's businesses and uncertainties surrounding earnings performance the Company may have to seek additional amendments or waivers of covenants in the credit facility.

         As a result of the change of the maturity date of the bank credit facility to March 31, 2000 the Company does not have sufficient cash on hand and will not generate sufficient cash from operations to repay amounts outstanding under the bank credit facility. Accordingly, the Company will be required to seek financing from alternative sources to repay amounts outstanding under the bank credit facility on March 31, 2000 and to finance working capital needs following maturity of the bank credit facility. The Company is currently engaged in discussions with lenders regarding alternative financing, but it has not received a commitment from any lender to provide such financing and there can be no assurances that the Company will be able to secure such financing on terms that are acceptable to the Company, if at all. Failure to obtain such financing would cause an event of default under the bank credit facility and would result in an event of default under the indenture governing the Notes. If the Company is unable to obtain such financing, it could be required to adopt one or more alternatives, such as selling or leasing assets or restructuring debt. There can be no assurances that the Company could effect these alternatives on satisfactory terms, if at all. In addition, if the Company defaults on the payment of amounts outstanding under the credit facility on maturity the lenders under the credit facility may initiate their remedies under the facility for such default, including foreclosure on the assets securing borrowings under the facility.

         Within North America, the Company has utilized borrowings under its credit facilities to meet working capital requirements and to fund capital expenditures principally related to information technology. At October 31, 1999, the Company had a working capital borrowing base under its bank credit facility of $50.5 million, $17.5 million of outstanding working capital related borrowings and $9.9 million of outstanding letter of credit commitments, leaving $23.1 of additional borrowing capacity. In addition, at October 31, 1999, the Company had borrowings outstanding of $15.0 million pursuant to the Supplemental Commitment. Total borrowings of foreign operations at September 30, 1999 were approximately $19.4 million, representing a combination of short and long-term borrowings and capital leases. The Company anticipates that it will pay approximately $12.3 million in cash for restructuring charges during the fourth quarter of 1999 and the first quarter of 2000. The Company expects that it will finance such cash payments with borrowings under its credit facility. The Company cannot, however, be certain that it will have sufficient availability under its existing facility to finance such restructuring costs and its working capital needs because of the limited borrowing capacity of such facility.

         The indenture relating to the Company's Notes generally provides that, subject to certain exceptions, the Company not incur indebtedness unless on the date of such incurrence the consolidated coverage ratio of the Company exceeds
2.25 to 1.0 and that the restricted
subsidiaries of the Company may not incur indebtedness unless on the date of such incurrence the consolidated coverage ratio of the Company exceeds 2.5 to
1.0. The indenture permits the Company to incur up to $115.0 million of total indebtedness (consisting of $100.0 million of bank debt and $15.0 million of other debt) notwithstanding the Company's inability to meet the consolidated coverage ratio test. As of October 31, 1999, the Company had incurred $32.5 million of indebtedness under its United States and United Kingdom bank credit facilities and, as of such date, the Company would have been able to incur an additional $23.1 million of indebtedness pursuant to the terms of such facilities. As of September 30, 1999, the Company had incurred $3.9 million of other debt and would have been able to incur an additional $11.1 million of other debt pursuant to the terms of the indenture. In addition, the indenture permits the Company to incur up to $30.0 million under its foreign credit facilities notwithstanding the Company's inability to meet the consolidated coverage ratio test. As of September 30, 1999, the Company had incurred $19.4 million of indebtedness under its foreign credit facilities and as of such date, would have been able to incur an additional $10.6 million of indebtedness under such facilities in compliance with the terms of the indenture.

         The Company is highly leveraged and has significant interest expense obligations under its bank credit facility and Notes. The Company's bank credit facility and the indenture related to the Notes contain certain restrictive covenants. These restrictive covenants include covenants related to the maintenance of EBITDA, limitations on indebtedness, limitations on restricted payments, limitations on sales of assets and subsidiary stock, limitations on transactions with affiliates, provisions relating to changes of control, limitations on liens, sale or issuance of capital stock of restricted subsidiaries, sale/leaseback transactions, and restrictions on mergers, consolidation and sales of assets. It is anticipated that any replacement financing for the Company's existing credit facility will include restrictive covenants, some or all of which may be substantially more restrictive than the covenants contained in the Company's existing bank credit facility. The ability of the Company to comply with such covenants will be dependent upon the Company's future performance, which is subject to financial, economic, competitive, regulatory and other factors affecting the Company and its subsidiaries, many of which are beyond their control. In addition, the Company has recently financed operations from borrowing under its credit facilities. The Company's ability to borrow additional funds is significantly restricted because the Company's borrowing capacity under its existing bank credit facility is limited to $16.0 million in North America and $7.1 million in the U.K. as of September 30, 1999. The Company's ability to borrow additional funds and finance its operations will be significantly affected by its ability to obtain refinancing for the existing bank credit facility and additional financing, which may be limited by the terms of the indenture and agreements governing the refinancing indebtedness. There can be no assurances that the Company will be able to obtain any such financing on acceptable terms or at all. If the Company is unable to generate sufficient cash flow, or refinance the bank credit facility upon maturity, it could be required to adopt one or more alternatives, such as reducing or delaying planned expansions or capital expenditures, selling or leasing assets, restructuring debt or obtaining additional debt or equity capital. The Company will continue to investigate strategic alternatives to finance future operations, including the sale of other non-core assets. There can be no assurance that any of these alternatives could be effected on satisfactory terms or at all. In addition, if the Company defaults on the payment of amounts outstanding under the credit facility on maturity the lenders under the credit facility may initiate their remedies under the facility for such default, including foreclosure on the assets securing borrowings under the facility.

YEAR 2000

         The Company is currently engaged in a comprehensive project to upgrade its information technology including hardware and software that will consistently and properly recognize the Year 2000 ("Year 2000 Plan"). As a provider of global logistics and transportation services, the Company is reliant on its computer systems and applications to conduct its business. In addition to these systems, the Company is also reliant upon the system capabilities of its business partners. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. As a result, a majority of the Company's financial systems are already in compliance with the Company's objectives and all key computing hardware of the Company is Year 2000 compliant. An extensive review has also been made of all remaining internal systems. All of the operational systems in Europe, Asia, and North America are in compliance. Financial systems in all of Asia, all of Europe, except Italy, and the United States are also in compliance. The financial systems for Italy and Canada are expected to be compliant by the end of November 1999. As part of this process the Company is also surveying embedded systems to ensure Year 2000 compliance with scheduled completion by December 1999.

         The Company has conducted a survey of its business partners most of whom have certified Year 2000 compliance. The Company, however, is still gathering information from the airlines. The Company is also working with major customers to gain Year 2000 certification with them in response to customer inquiries and surveys.

         The Company estimates total costs of the compliance process to be approximately $2.0 million of which $1.9 million has been spent through October 31, 1999. This does not include the costs associated with the Company's strategic information plan much of which addresses the Year 2000 project as well as strategic initiatives.

         The Year 2000 Plan prepared by the Company has been designed to identify points of failure and corrective actions to avoid systems failures. Procedures have been designed and systems implemented to prevent invalid dates from customers and suppliers from impacting Company systems. The Company believes the risk of operational failure from internal systems is minimal. The Company also believes that there are sufficient transportation providers who can meet the Company's contractual commitments even if some carriers are impaired by the Year 2000 problem. For those parties for which the Company has identified to be non-Year 2000 compliant, the Company intends to secure the option of alternate carriers who are Year 2000 ready in order to continue to provide basic business services.

         The Company has already prepared manual operational procedures which are in place should disruption from a Company system or third party system occur. In addition, all system development will be stopped and all technical resources will be available if any unexpected system problems occur during the first quarter of 2000.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.5 Employment Agreement dated as of June 15, 1999 between the Company and Robert Arovas.

                  27 Financial Data Schedule (Filed electronically only).

         (b)      Reports on Form 8-K

                  On September 17, 1999 the Company filed a current report on Form 8-K disclosing the consummation of the sale of its GeoLogistics Air Services, Inc. business unit to FDX Global Logistics, Inc.

                  On September 27, 1999 the Company filed a current report on Form 8-K/A disclosing the pro forma financial statements of the Company reflecting the disposition of its GeoLogistics Air Services, Inc. business.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GEOLOGISTICS CORPORATION

Date: November 15, 1999                    By:        /s/ Robert Arovas
      -----------------                        -------------------------------
                                                         Robert Arovas
                                            President, Chief Executive Officer



Date: November 15, 1999                    By:       /s/ Janet D. Helvey
      -----------------                         ------------------------------
                                                        Janet D. Helvey
                                                Senior Vice President, Finance



Date: November 15, 1999                    By:       /s/ Kenneth R. Batko
      -----------------                         -------------------------------
                                                        Kenneth R. Batko
                                                   Chief Accounting Officer