Form 10-K405
period 1999-12-31
GEOLOGISTICS CORP
filed 2000-04-13
CIK 1015527

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 333-42607

                            GEOLOGISTICS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                                22-3438013
(STATE OF OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

                         1251 EAST DYER ROAD, SUITE 200
                      SANTA ANA, CALIFORNIA           92705
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 513-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE.

                             -----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X         No
                              -----          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----
The aggregate market value of the equity of the Registrant held by nonaffiliates of the registrant is not applicable as the equity of the registrant is privately held.

At March 28, 2000, 2,129,893 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                TABLE OF CONTENTS

PART I.


                                                                                              Page
                                                                                              ----

Item 1.       Business of the Company......................................................  2
Item 2.       Properties................................................................... 15
Item 3.       Legal Proceedings............................................................ 15
Item 4.       Submission of Matters to a Vote of Security Holders.......................... 15

PART II.

Item 5.       Market for the Registrant's Common Stock and Related Stockholder Matters..... 16
Item 6.       Selected Consolidated Financial Data of the Company.......................... 16
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................................ 18
Item 7a.      Quantitative and Qualitative Disclosures About Market Risk................... 28
Item 8.       Consolidated Financial Statements and Supplementary Data..................... 30
Item 9.       Change in and Disagreements with Accountants on Accounting and Financial
                Disclosure................................................................. 30

PART III.

Item 10.      Directors and Executive Officers of the Registrant........................... 32
Item 11.      Executive Compensation....................................................... 34
Item 12.      Security Ownership of Certain Beneficial Owners and Management............... 40
Item 13.      Certain Relationships and Related Transactions............................... 41

Part IV.

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.............. 42


                                     PART I.

ITEM 1.  BUSINESS OF THE COMPANY

HISTORY

         GeoLogistics Corporation (the "Company") is a leading provider of global logistics services for major multinational companies. The Company offers comprehensive logistics and freight forwarding services that fulfill the individual requirements of multinational customers that outsource their logistics needs. The Company has assembled, through a series of strategic acquisitions, a core platform of leading domestic and international logistics companies that serve the niche markets that the Company has targeted for future growth.

         In May 1996, the Company acquired a business formerly known as The Bekins Company ("Bekins"). Founded in 1891, Bekins has historically been a provider of household goods ("HHG") hauling and storage services. In recent years, Bekins has expanded its service offerings to include inventory management, distribution, specialized truck transportation and TimeLok, a network-based transportation and warehouse logistics operation which services manufacturers and distributors of high value products ("Bekins Worldwide Solutions" or "BWS"). In 1999, Bekins introduced a specialized business-to-consumer transportation solution under the name "HomeDirectUSA" to service the growing market for residential delivery and installation of high value oversized products like furniture. As of December 31, 1999, Bekins operated through a United States network of 75 BWS service centers and 312 HHG service centers, all of which were owned by independent agents.

         In October 1996, the Company acquired LEP-USA ("Americas") and LEP-Canada ("Canada") from LEP International Worldwide Limited ("LIW") in the first step of the overall acquisition of LIW. Founded in 1973, Americas was a non-asset-based freight forwarder serving niche transport segments of both the United States and international freight forwarding and logistics markets. In September 1999, the Company exited the domestic freight forwarding portion of the Americas business. As of December 31, 1999, Americas operated 26 full service international freight forwarding offices throughout the United States which are utilized to service the international logistics and freight forwarding business. Founded in 1930, Canada operates 13 offices located throughout Canada and provides international freight forwarding and logistics services, focusing on inbound transportation, customs clearance activities and trade fairs and exhibitions.

         In November 1996, the Company acquired Matrix ("Services"). Founded in 1986, Services offers specialized international household goods relocation services for executives of multinational companies and government agencies and project forwarding for major infrastructure development projects. As part of its restructuring efforts, the Company has initiated a plan to integrate the project forwarding business into the Americas and the household goods relocation services into Bekins. Services operates through 8 offices in the United States, 1 in Holland, one exclusive agent in Canada and 5 joint venture offices in the Commonwealth of Independent States (the former Soviet Union).

         In September 1997, the Company expanded its international operations by acquiring LIW. Founded in 1849, LIW provides complete freight forwarding and logistics services through 171 branches in 23 countries as of December 31, 1999. In Europe, LIW operates a pan-European transportation network and has offices in 11 countries including one of the largest freight forwarding businesses in the United Kingdom. In the Asia Pacific region, LIW maintains locations in 12 countries and is particularly well-established in the Hong Kong, Singapore and Philippines markets. Additionally, through strategic alliances in Latin America and the Middle East, LIW provides freight forwarding and logistics services in an additional 52 countries as of December 31, 1999.

         In July 1998, GeoLogistics Air Services ("GLAS"), a subsidiary of the Company purchased substantially all of the operating assets and assumed certain of the liabilities of Caribbean Air Services, Inc. ("CAS"). CAS is a provider of air logistics services between the United States, Puerto Rico, and the Dominican Republic. In September 1998, the Americas business unit transferred operations and business offices related to its Puerto Rico business to GLAS to benefit from combined operational efficiencies. On September 10, 1999, the Company sold substantially all of the assets of its GLAS business unit. See discussion of the sale in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

OVERVIEW

         The Company is one of the largest non-asset-based providers of worldwide logistics and transportation services headquartered in the United States. The Company's primary business operations involve obtaining shipment or material orders from customers, creating and delivering a wide range of logistics solutions to meet customer specific requirements for transportation and related services, and arranging and monitoring all aspects of material supply chain activity utilizing advanced information technology systems. These logistics solutions include international freight forwarding and door-to-door delivery services using a wide range of transportation modes, including air, ocean, truck and rail. The Company also provides value-added services such as warehousing, inventory management, assembly, customs brokerage, distribution and installation for manufacturers and retailers of commercial and consumer products such as copiers, computers, pharmaceutical supplies, medical equipment, consumer durables and aviation products. The Company also specializes in arranging for the worldwide transportation of goods for major infrastructure projects, such as power plants, oil refineries, oil fields and mines, to lesser developed countries and remote geographic locations. In addition, the Company provides international and domestic relocation services through the HHG divisions of Bekins and Services.

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

         The Company operates a global network that provides a broad range of transportation and logistics services through points of service in both industrialized and developing nations with a strong local presence in North America, Europe and Asia. As of December 31, 1999, the Company serviced over 45,000 active customers through a global network of 161 countries consisting of operations located in 109 countries and strategic alliance partners located in 52 countries.

         Within the logistics services and freight forwarding industries, the Company targets specific markets in which the Company believes it has a competitive edge. For example, in the freight forwarding market, the Company arranges transportation for shipments of heavy cargo that are generally larger than shipments handled by integrated carriers, such as United Parcel Service of America and FedEx Corporation. In the logistics market, the Company provides specialized combinations of services that traditional freight forwarders cannot cost-effectively provide, including time-definite delivery requirements, direct-to-store distribution and merge-in-transit movement of products from various vendors in a single coordinated delivery and/or installation to the end-user.

INDUSTRY OVERVIEW

 GENERAL. As business requirements for efficient and cost-effective distribution services have increased, so has the importance and complexity of effectively managing freight transportation. Businesses increasingly strive to minimize inventory levels, perform manufacturing and assembly operations in lowest cost locations and distribute their products to numerous global markets. As a result, companies frequently desire expedited or time-definite shipment services. To assist in accomplishing these tasks, many businesses turn to freight forwarders and logistics providers. A freight forwarder receives shipments from customers, makes arrangements for transportation of the cargo on a carrier and may arrange both for pick-up from the shipper to the carrier and for delivery of the shipment from the carrier to the recipient. A logistics provider moves and manages goods from suppliers to end customers with the goal of meeting specific customer requirements, working capital objectives and overall customer satisfaction.

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

     - TRUCKING. The largest segment of the non-local trucking industry is comprised of private fleets owned and operated by shippers. This segment has been gradually shrinking since 1980 as truckload carriers have become more service oriented in a deregulated environment. The shipper's focus on profitability has driven a trend toward outsourcing of private fleets. The next largest segment, for-hire truckload, is comprised primarily of specialized niches such as household goods, pad-wrapped products, temperature-controlled flats and tanks. Truckload carriers have traditionally focused on providing services within only one of these niches, with few dominating any particular niche or operating equipment in multiple niches. Less than truckload services are provided by a large number of carriers who specialize in consolidating smaller shipments into truckload quantities for transportation across regional and national networks. Freight forwarders such as the Company have been able to capitalize on these trends in the trucking industry by purchasing excess capacity at reduced rates and by providing incremental freight business to truckload carriers in regions where the marketing presence of the truckload carriers may not be as strong as the freight forwarders.

 LOGISTICS SERVICES. Demand for these services is a result of increasing demands by traditional freight forwarding customers for more than the simple movement of freight from their transportation suppliers. To meet these needs, suppliers, such as the Company, seek to customize their services by, among other things, providing information on the status of materials, components and finished goods through the logistics pipeline and providing performance reports on and proof of delivery for each shipment. The growing emphasis of some manufacturers on just-in-time manufacturing and production practices has also added to the demand for rapid deliveries that are available through air freight. As a result of these developments, many companies are realizing that they perform freight transportation management and logistics functions less effectively than third-party providers, such as the Company, and are relying increasingly on partial or complete outsourcing of these functions. At the same time, major shippers are seeking to utilize fewer firms to service their transportation management and logistics needs. The Company believes that the continuing trend toward outsourcing and the continuing concentration of transportation suppliers by major shippers offers significant opportunities for those forwarders, with extensive, global networks and advanced logistics information systems.

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

GLOBAL NETWORK

         As of December 31, 1999, the Company operated a global network in 109 countries consisting of 822 locations and strategic partnerships in 52 countries with 400 locations. Within this network of approximately 1,200 locations, the Company maintains a strong local presence in North and South

America, Europe and Asia Pacific through Company locations, exclusive agents, strategic alliance partners and non-exclusive agents.

 COMPANY LOCATIONS. Offices operated by Company employees rather than agents are generally structured as stand-alone business units that operate in largely the same manner as the independent, exclusive agents. Customers and carriers generally do not distinguish between agent locations and Company-owned locations as both must display, utilize and promote the Company's image, information technology systems, processes and provide consistently high levels of customer service.

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

 NORTH AMERICA. As of December 31, 1999, the Company had 31 Company-managed offices located in 25 cities with approximately 1,547 employees and had agents covering an additional 67 locations in the United States. The Company developed its North American network through the acquisition and integration of Bekins HHG and BWS in May 1996 and Americas and Canada in October 1996. In addition, as of December 31, 1999, Americas and Canada provided international freight forwarding, customs brokerage, and logistics services through 34 offices located throughout the United States and Canada. Services provided project cargo and HHG relocation services through 12 offices located in the United States.

 EUROPE. The Company is a major provider of freight forwarding and transportation and logistics services throughout Europe. As of December 31, 1999, Europe employed approximately 2,421 employees in 163 locations in 11 European countries. Through its United Kingdom subsidiary, the Company is one of the largest freight forwarders in the United Kingdom, with approximately 43 locations with 825 employees as of December 31, 1999. Services maintains international operations through 5 joint venture offices in the former Soviet Union and numerous non-exclusive and unaffiliated HHG agents worldwide.

 ASIA PACIFIC. As of December 31, 1999, the Company had 77 locations in 12 countries in the Asia Pacific region with approximately 2,205 employees. The Company is a major participant in the freight forwarding markets of Hong Kong, Singapore and the Philippines.

SERVICES PROVIDED

         The Company's services can be broadly classified into the following categories:

FREIGHT FORWARDING SERVICES. The Company offers domestic and international air, ocean, road and rail freight forwarding for shipments of heavy cargo that are generally larger than shipments handled by integrated carriers of primarily small parcels such as FedEx Corporation and United Parcel Service of America. The Company's basic freight forwarding business includes the following services which are complemented by customized and information technology-based options to meet customers' specific needs:

     - International door-to-door shipment of freight, including service to remote destinations, lesser developed countries and locations which are difficult to reach.

     - Value-added complementary services including customs brokerage, full tracking of goods in transit, warehousing, packing/unpacking and insurance.

 LOGISTICS SERVICES. Logistics services involve taking responsibility for several or all steps in the supply chain of raw materials and products. The Company's access to worldwide distributions systems, together with its experience in coordinating deliveries from various supply sources and its advanced information systems have enabled the Company to capitalize on outsourcing of distribution functions by manufacturers and retailers and other companies. Shippers that avail themselves of the Company's logistics services often realize financial savings due to reduced fixed costs associated with outsourcing distribution, the Company's volume discounts and information base and the Company's ability to perform complex, multi-phased distribution projects. The Company's logistics services provide value to the Company's customers by providing access to low cost materials and product sources, reducing distribution times and facilitating rapid movement and integration of products and materials. For example, the Company currently provides the following logistics-based management services:

     - Direct-to-consumer distribution which involves coordination and delivery of purchases from internet retailers to consumers as well as customer service and follow-up.

     - Direct-to-store logistics for retail clients involving coordination of product receipt directly from manufacturers and dividing large shipments from the manufacturer into numerous smaller shipments for delivery directly to retail outlets or distribution centers to meet time-definite product launch dates.

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

 RELOCATION SERVICES. The Company's domestic and international relocation services are generally provided through Bekins and Services in the United States. The domestic business is generally handled by Bekins and offers a full range of relocation services within the United States focusing on corporate accounts, private transferees and the government/military sectors. As of December 31, 1999, Bekins operated through a network of 312 independent HHG agents. Based on 1998 revenue data filed with the Surface Transportation Board ("STB"), Bekins is the sixth largest carrier of household goods.

         The Company's international relocation services are provided primarily through Services from its Connecticut, Virginia and California offices. The Company's principal customers for international relocation services are

U.S.-based, multi-national corporations, various United States government agencies and the United Nations. The Company handles relocations from the United States to other countries, relocations from other countries to the United States and relocations between two international destinations on behalf of its customers. The Company uses a number of non-exclusive HHG agents in the countries in which it provides services.

INFORMATION SYSTEMS

         The Company believes that its ability to provide its customers with timely access to accurate information regarding the status of cargo-in-transit is a point of differentiation from its competitors and is a critical factor to customer retention and expansion on a multi-modal basis of the Company's customer base and services provided to existing customers. The Company also believes that the ability to monitor all purchased transportation costs and compare them to anticipated costs on a job-by-job basis is critical to improving margins. The Company utilizes CONTROL, a global, multi-modal, multi-currency and multi-lingual integrated freight forwarding and job costing system that provides international tracking, custom services, document preparation, document transmittal and electronic data interchange ("EDI") interfaces with customers, carriers and internal business units. CONTROL is currently installed in the majority of the Company's operations in Europe, the United States and key locations in Asia. The Company's Purchase Order Management System ("ORDERS") provides item level tracking at the purchase order level and links multiple purchase orders to fulfill customer service requirements. ORDERS is currently installed in the Company's operations worldwide. BUSINESS 400 is a financial system that is fully integrated with CONTROL and is utilized in the Company's operations throughout Europe and Asia. PeopleSoft is the financial system used by the Company's operations in the United States and is also integrated with CONTROL. Geo-Vista is the Company's global e-commerce system that provides access to the Company's systems and databases over the Internet. The Company believes that it is well positioned to exploit emerging e-commerce technologies. The Company's Bekins HHG and BWS operations currently utilize the Direct Connect Solutions and Warehouse Management Systems, mainframe and server systems that provide ground transportation, warehouse and reverse logistic information services including a nationwide asset/inventory tracking and shipment monitoring systems which feature state-of-the-art barcoding technology. The Company's Services operations currently utilize MATRAK. The Company's Americas subsidiary also utilizes CONTROL for all international shipments.

         The Company believes that its information systems that integrate independent agents and select strategic alliance partners with the Company's operations are a competitive advantage and provide an incentive for the Company's independent agents and strategic alliance partners to continue to do business with the Company. The Company believes that its information systems result in increased efficiencies and reduced costs by providing direct interface between the Company, its customers, agents and strategic alliance partners.

         In 1999, the Company completed its comprehensive project to upgrade its information technology to properly recognize the year 2000. The Company, its key customers and suppliers, and agents were not materially impacted by the Year 2000 change. See discussion of Company initiatives in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

MARKETING

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

         The global logistics services and transportation services industries are intensely competitive and are expected to remain so for the foreseeable future. The Company competes against other integrated logistics companies, as well as transportation services companies, consultants and information technology vendors. The Company also competes against carriers' internal sales forces and shippers' transportation departments. This competition is based primarily on freight rates, quality of service (such as damage-free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations.

         The Company also competes with transportation services companies for the services of independent agents, and with truck carriers for the services of independent contractors and drivers. The Company encounters competition from a large number of firms with respect to the services provided by the Company. Much of this competition comes from local or regional firms which have only one or a small number of offices and do not offer the breadth of services and integrated approach offered by the Company. However, some of this competition comes from major United States and foreign-owned firms which have networks of offices and offer a wide variety of services, many of which are more extensive than the Company's. The Company believes that quality of service, including information systems capability, global network capacity, reliability, responsiveness, expertise and convenience, scope of operations, customized program design and implementation, and price are important competitive factors in its industry.

         The Company encounters competition from regional and local air freight forwarders, cargo sales agents and brokers, surface freight forwarders and carriers, and associations of shippers organized for the purpose of consolidating their members' shipments to obtain lower freight rates from carriers. As an ocean freight forwarder, the Company encounters strong competition in every country in which it operates. This includes competition from steamship companies and both large forwarders with multiple offices and local and regional forwarders with one or a small number of offices. As an air freight forwarder, the Company encounters strong competition from other air freight forwarders in the United States and overseas. The Company believes that quality of service, including reliability, responsiveness, expertise and convenience, scope of operations, information technology and price are the most important competitive factors in its industry.

         Competition for the domestic interstate transportation of household goods is intense and long-term relationships with corporate accounts are difficult to obtain and retain. In the HHG market, the Company encounters competition from larger van lines such as North American Van Lines Inc., Allied Van Lines Inc., Atlas Van Lines, Inc. and UniGroup, Inc. (United Van Lines, Inc. and Mayflower Transit, Inc.). Based on revenue data filed with the STB, Bekins has been the sixth largest HHG carrier in the United States for more than a decade. The Motor Carrier Act reduced regulation in the trucking industry, and provided the opportunity for increased competition, which resulted in generally lower profit margins within the domestic HHG relocation industry. The international relocations services industry is competitive and much more highly fragmented than the domestic HHG business. Services competes with a large number of specialized competitors although the Company believes that Services differentiates its offerings from many of its competitors by focusing on "high-end" executive relocation services for leading multinational companies and organizations.

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

         The Company's local pick-up and delivery operations are subject to various state and local regulations and, in many instances, require registrations with state authorities. In addition, certain of the Company's local pick-up and delivery operations are regulated by the State Transportation Board ("STB") and Federal Highway Administration ("FHWA"). Federal authorities have broad power to regulate the delivery of certain types of shipments and operations within certain geographic areas, and the STB has the power to regulate motor carrier operations, approve certain rates, charges and accounting systems and require periodic financial reporting. Interstate motor carrier operations are also subject to safety requirements prescribed by the FHWA. In some potential locations for the Company's delivery operations, state and local registrations may be difficult to obtain.

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

         Traditionally, HHG pricing had been based upon tariffs accepted by the Department of Transportation ("DOT") or state regulatory agencies for each class of goods hauled by an interstate carrier. These tariffs are generally based upon the weight of the shipment, distance traveled, type of goods transported and points of origin and destination. Most HHG moves are now priced significantly below tariffs through individual discount programs, binding estimates negotiated between the carrier and individual residential customers or on the basis of a contract between the carrier and a corporate customer. HHG carriers participate in rate bureaus through which competitors jointly establish and publish tariffs and rates. The Company is currently a member of the Household Goods Carrier Bureau, which is comprised of approximately 2,000 other common carriers of household goods, including the ten largest carriers in the industry. The Motor Carrier Act permits certain collective ratemaking activities through rate bureaus by exempting such ratemaking from the antitrust laws. Management believes prices in the industry are determined by market forces.

         The Company operates nationwide as an interstate common carrier through its subsidiaries, Bekins HHG and BWS, who hold Certificates of Public Convenience and Necessity that were granted by the DOT. These certificates authorize Bekins to transport various classes of goods and products. The Company's subsidiaries also operate as contract carriers, pursuant to contract authority originally granted by the DOT. The Company is required to comply with STB and FHWA regulations. In addition, the FHWA regulates the hours of service of the Company's drivers and other safety related aspects of operations.

         The Company is also subject to similar and other laws in the foreign jurisdictions in which it operates. Numerous jurisdictions in Asia prohibit or restrict foreign ownership of local logistics operations, and although the Company believes its ownership structure in Asia conforms to such laws, the matter is often subject to considerable regulatory discretion and there can be no assurance local authorities would agree with the Company.

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

         From time to time, United States tax authorities have sought to assert that owner-operators in the trucking industry are employees, rather than independent contractors. No such claim has been successfully made with respect to owner-operators serving the Company, and management is confident the owner-operators of the Company could not be properly characterized as employees of the Company under existing interpretations of federal and state tax law. However, there can be no assurance that tax authorities will not successfully challenge this position, or that such interpretations will not change, or that the tax laws will not change.

TRADEMARKS

         The Company has registered trademarks on a number of variations of the Bekins name and corporate logo in the United States and the LEP trademarks. Depending on the jurisdiction of registration, trademarks are generally protected for ten to twenty years (if they are in continuous use during that period) and are renewable. These trademarks are material to the Company in the marketing of its services because of the high name recognition possessed by Bekins in the transportation services industry. Additionally, in 1998, the Company registered the GeoLogistics name and a related "G" logo in the countries in which the Company operates.

EMPLOYEES

         As of December 31, 1999, the Company and its subsidiaries had approximately 6,200 employees, excluding employees of agents and strategic alliance partners. Management believes that it has good relationships with its employees. In the United States, a total of approximately 102 employees at 5 locations are members of collective bargaining units affiliated with the teamsters, out of a total of approximately 1,283 employees as of December 31, 1999.

ITEM 2.  PROPERTIES

         The properties used in the Company's operations consist principally of leased freight forwarding offices and warehouse and distribution facilities. As of December 31, 1999, the Company had 183 office facilities, 7 of which were owned and 176 of which were leased, and 140 warehouse facilities, 13 of which were owned and 127 of which were leased, constituting, in the aggregate, approximately 1.1 million square feet of office space and 3.2 million square feet of warehouse space in 32 countries.

         The following table sets forth certain information relating to the Company's domestic and foreign properties as of December 31, 1999.


                   NUMBER OF FACILITIES
                  OWNED   LEASED   TOTAL
                  -----   ------   -----

United States       --       53       53
Canada ......        1       12       13
Asia Pacific         1       93       94
Europe ......       18      145      163
                   ---      ---      ---
   Total ....       20      303      323
                   ===      ===      ===


         The Company believes that its office and warehouse facilities are generally well-maintained, are suitable to support the Company's business and are adequate for the Company's present needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is currently defending a claim brought by Danish Customs and Excise for payment of customs duties and excise taxes of approximately $5.5 million related to alleged irregularities in connection with a number of shipments of freight out of Denmark. The Company and its subsidiaries are also defendants in legal proceedings arising in the ordinary course of business and are subject to certain claims. The Company believes it has established adequate reserves for the total alleged liabilities. Although the outcome of the proceedings cannot be determined, it is the opinion of management, that the resolution of these matters will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1999, no matters were submitted to a vote of the security holders.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

         The Company was formed in 1996 by investment entities managed by William E. Simon & Sons, LLC, ("WESS") and Oaktree Capital Management, LLC, ("OCM"). WESS and OCM collectively own 82.9% of the outstanding common stock of the Company. The remaining 17.1% of the outstanding shares are owned by employees and certain qualified non-employee investors. There are 69 shareholders of record of the Company's common stock as of December 31, 1999.

         The Company is restricted in the payment of dividends to common and preferred shareholders by the terms of its 9 3/4% Senior Notes and its Series A Participating Preferred Stock. These agreements provide for the payment of dividends only in the event that certain conditions are met.

         In accordance with the terms of these agreements, the Company did not pay any cash dividends in 1999 or 1998 and does not intend to pay cash dividends in the future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

         The following table summarizes certain selected consolidated financial data, which should be read in conjunction with the Company's consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected consolidated financial data have been derived from the audited consolidated financial statements of the Company and Bekins (the "Company Predecessor").


                                                                                   Period From     Period From        Company
                                                                                   May 2, 1996    April 1, 1996    Predecessor (1)
                                                 Year Ended December 31,               To              To            Year Ended
                                       ------------------------------------------ December 31,       May 1,         March 31,(2)
                                         1999(6)        1998(5)          1997(3)     1996(3)          1996(2)      1996       1995
                                       -----------    -----------     -----------  -----------    -------------    ------- ------
                                                                          (in thousands except for share data)

Statement of Operations Data:
  Revenues .........................   $ 1,558,204    $ 1,526,753    $   978,249    $   225,793    $ 17,458    $231,752   $242,966
  Net revenues .....................       362,894        372,220        219,200         44,585       3,824      52,141     51,688
  Selling, general and
    administrative expenses ........       378,048        366,268        204,733         37,554       3,309      42,810     43,008
  Restructuring and other
    non-recurring charges (7) ......        18,997             --             --             --          --          --         --
  Asset impairment charges (7) .....        11,888             --             --             --          --          --         --
  Depreciation and amortization ....        20,021         18,126         30,398         16,310         337       4,194      5,675
                                       -----------    -----------    -----------    -----------    --------    --------   --------
  Operating income (loss) ..........       (66,060)       (12,174)       (15,931)        (9,279)        178       5,137      3,005
  Gain on sale of business..........        68,920             --             --             --          --          --         --
  Income (loss) before minority
    interest and extraordinary
    loss ...........................       (48,233)       (37,101)       (16,298)        (8,247)        (27)      1,198        196
  Minority interest ................         1,478            932          1,067            --          --          --         --
  Extraordinary loss on early
    extinguishment of debt, net
    of tax benefit of $1,528
    and $664(4) ....................            --             --         (2,293)          (997)         --          --         --
                                       -----------    -----------    -----------    -----------    --------    --------   --------
    Net income (loss) ..............       (49,711)       (38,033)       (19,658)        (9,244)        (27)      1,198        196
Preferred stock dividend ...........         2,100            963             --             --          --          --         --
                                       -----------    -----------    -----------    -----------    --------    --------   --------
Loss applicable to common
  stock ............................   $   (51,811)   $   (38,996)   $   (19,658)   $    (9,244)   $    (27)   $  1,198   $    196
                                       ===========    ===========    ===========    ===========    ========    ========   ========
Per share information-
  Basic and diluted:
  Loss per share before
    extraordinary loss .............   $    (24.31)   $    (18.39)   $     (8.47)   $     (6.58)   $     --    $     --   $     --
  Extraordinary loss ...............            --             --          (1.12)          (.79)         --          --         --
  Net loss .........................   $    (24.31)   $    (18.39)   $     (9.59)   $     (7.37)   $     --    $     --   $     --
  Basic and diluted weighted
    average shares .................     2,131,393      2,120,365      2,049,800      1,254,200          --          --         --
Balance Sheet Data:
  Current assets ...................   $   295,027    $   321,198    $   319,732    $   135,036    $ 32,834    $ 33,313   $ 35,389
  Property and equipment, net ......        75,983         95,254         59,073         11,781       8,143       8,266     10,080
  Total assets .....................       447,656        549,178        485,766        236,684      63,845      64,476     71,276
  Current liabilities ..............       292,287        309,704        301,809        123,144      48,798      48,188     36,799
  Long-term debt (including
    current portion) ...............       165,137        195,726        121,228         66,314      15,634      11,915     21,049
  Other non-current liabilities
    and minority interest...........        48,834         54,781         48,248         11,117       6,567       7,768      7,423
  Stockholders' equity (deficit) ...   $   (46,380)   $     1,516    $    22,919    $    40,619    $  8,112    $  8,137   $  6,879


 See accompanying Notes to Selected Consolidated Financial Data of the Company.

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY:

     (1) On May 2, 1996, the Company acquired all of the outstanding shares of The Bekins Company ("Company Predecessor, Bekins").

     (2) Includes the operating results of Bekins Moving and Storage division ("BMS"). Upon acquisition of Bekins by the Company on May 2, 1996, BMS was treated as discontinued with the net assets of BMS recorded as a current asset. The following is selected financial information of BMS:


                                                   YEAR ENDED
                                                    MARCH 31,
                                                    ---------
                                                1996         1995
                                               -------     -------

          STATEMENT OF OPERATIONS DATA:
             Revenues ....................     $47,264     $53,948
             Net revenues ................      17,855      19,564
             Depreciation and amortization       1,237       1,453
             Operating income ............         243         470


     (3) Includes the results of Americas and Canada since their acquisition on November 1, 1996, the results of Services since its acquisition on November 7, 1996 and the results of LIW since September 30, 1997.

     (4) On October 31, 1996, the Company applied proceeds from a bank borrowing facility to repay certain indebtedness incurred to finance the acquisition of Bekins. In connection with such transaction, the Company recorded an extraordinary loss of $1,661 ($997 net of tax) related to the write-off of unamortized deferred financing costs.

          On October 29, 1997, the Company applied proceeds from the sale of the Senior Notes to repay the indebtedness outstanding under a bank borrowing facility. In connection with such transaction, the Company recorded an extraordinary loss of $3,821 ($2,293 net of taxes) related to the write-off of unamortized deferred financing costs.

     (5) Includes the operations of GLAS from July 13, 1998 (date of acquisition).

     (6) Includes the operations of GLAS through September 10, 1999 (date of disposition). See Management's Discussion and Analysis of Financial Condition and Results of Operations.

     (7) See Management's Discussion and Analysis of Financial Condition and Results of Operations--Restructuring and Other Non-Recurring Charges/Asset Impairment Charges.

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

21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH HEREIN AS WELL AS WITHIN THIS ANNUAL REPORT GENERALLY. ALSO, DOCUMENTS SUBSEQUENTLY FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION MAY CONTAIN FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE CHALLENGES AND UNCERTAINTIES INHERENT IN SUCCESSFULLY IMPLEMENTING ITS BRANDING, INFORMATION TECHNOLOGY AND COST REDUCTION STRATEGIES AND THE OTHER RISK FACTORS AND MATTERS IDENTIFIED HEREIN OR IN OTHER PUBLIC FILINGS BY THE COMPANY, INCLUDING BUT NOT LIMITED TO, THE COMPANY'S REGISTRATION STATEMENT ON FORM S-4 (FILE NO. 333-42607) SUCH AS RISKS RELATING TO THE COMPANY'S LEVERAGE AND ABILITY TO SERVICE ITS DEBT OBLIGATIONS, THE COMPANY'S ABILITY TO ACCESS ADDITIONAL CAPITAL RESERVES, CHALLENGES PRESENTED BY INTEGRATION OF RECENT ACQUISITIONS AND IN THE AMERICAS BUSINESS, RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND CURRENCY FLUCTUATIONS AND RISKS RELATED TO INFORMATION TECHNOLOGY IMPLEMENTATION AND INTEGRATION.

GENERAL

         The Company commenced operation on May 2, 1996 in connection with its acquisition of Bekins. On October 31, 1996, the Company acquired Americas and Canada and securities representing 33.3%, in the aggregate, of the common equity of Europe and Asia. On November 7, 1996, the Company acquired Services. Between September 30, 1997 and December 15, 1997, the Company completed the acquisition of all of the remaining equity securities of the Europe and Asia business (the "LIW Acquisition"). On July 13, 1998, the Company purchased substantially all of the operating assets and assumed certain of the liabilities ("Air Services Acquisition") of Caribbean Air Services, Inc. ("CAS"). The Company disposed of such assets and other assets relating to its Puerto Rico services on September 10, 1999. All acquisitions were accounted for by the purchase method of accounting, and accordingly, the book values of the assets and liabilities of the acquired companies were adjusted to reflect their fair values at the dates of acquisition.

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

         The Company operates a global network that provides a broad range of transportation and logistics services through points of service in both industrialized and developing nations with a strong local presence in North America, Europe and Asia Pacific. Because of its global position, broad service offerings and technologically-advanced information systems, the Company believes it is well-positioned to participate in the growing trend for large corporations to outsource logistics and transportation distribution services. The Company's future operating results will be dependent on the economic environments in which it operates. Demand for the Company's services will also be affected by economic conditions in the industries of the Company's customers. The Company's principal businesses are directly impacted by the volume of domestic and international trade between the United States and foreign nations and among foreign nations.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES/ASSET IMPAIRMENT CHARGES

         On March 4, 1999, the Company announced the intended restructuring of its GeoLogistics Americas ("Americas") business as a result of a difficult domestic freight forwarding environment. Due to lower volumes in the European region, the Company initiated a process to reevaluate the operations of its other business units to determine what initiatives could be taken to reduce costs and streamline administrative operations. As part of this restructuring process, a new management team was put in place in an effort to improve global operating results.

         In connection with these efforts, the Company (a) exited the majority of its domestic freight forwarding portion of Americas business at the end of the third quarter of 1999, (b) is rationalizing personnel such that their numbers and skill sets are suited to the ongoing services and volumes of the business, (c) closed, or will close, facilities in the United States and Europe, (d) arranged for the settlement of remaining obligations to the selling shareholders of the project forwarding and international household goods relocation services business and integrated the project forwarding business into the Americas business and the international household goods relocation services into Bekins and (e) revalued assets to reflect fair values. The aggregate charge for these actions is expected to be approximately $34.6 million of which $30.9 million was recorded in 1999 and the remaining balance of $3.7 million is expected to be recorded in the first half of 2000. The restructuring and non-recurring charges include provisions for the termination of 460 sales, administrative and warehouse employees globally at a cost of approximately $16.6 million. Of this cost $13.9 million, representing the termination of 420 employees, was recorded in 1999 and $2.7 million which relates to the termination of the remaining 40 employees is expected to be recorded in the first half of 2000. The restructuring and non-recurring charge is also comprised of $1.6 million related to facility closure and lease terminations, $1.5 million additional allowance for bad debts, $1.1 million for the termination of certain agreements, and $0.9 million for other miscellaneous exit costs. Accrued liabilities at December 31, 1999 included approximately $7.7 million of future severance payments related to 176 employees terminated prior to December 31, 1999; approximately $1.1 million related to facility closure and exit costs; and $1.0 million was included in allowance for doubtful accounts. The non-cash charges for asset impairment relate to the write-off of $3.5 million of goodwill as a result of exiting the domestic freight forwarding portion of Americas' business, a $6.8 million reevaluation of capitalized software costs and $1.6 million related to the pending sale of certain real property. In addition to actions for which immediate financial recognition is required, many additional actions have been taken including revised incentive plans for the sales and management staffs (including the employees who will continue to operate the international freight forwarding operations in the United States), expansion of logistics facilities in Thailand and expansion of facilities and logistics capabilities in China.

         The aforementioned restructuring and other non-recurring charges along with the asset impairment charges are expected to provide savings of approximately $17.0 million in selling, general and administrative expenses and $1.5 million reduction in depreciation and amortization for the 2000 fiscal year.

SALE OF BUSINESS

         On September 10, 1999, the Company sold substantially all of the assets of its GLAS business unit ("GLAS Assets") for aggregate cash consideration of approximately $116 million. The $68.9 million gain on this sale has been reflected in the consolidated statement of operations for the year ended December 31, 1999 and the consolidated statement of cash flows for the year ended December 31, 1999.

         The sale proceeds were applied by the Company to fund a $10 million escrow account in connection with certain warranties to the purchaser, pay fees and expenses associated with the transaction and reduce revolving debt that was secured by the GLAS Assets. As of December 31, 1999, the Company has recorded a $1.8 million allowance relating to the warranties and subsequent to December 31, 1999, the Company settled certain remaining obligations and warranties associated with the escrow account and obtained the release of $8.2 million.

         For the year ended December 31, 1999, revenues and operating income from the GLAS operations were approximately $66.8 million, and $10.5 million, respectively.

         The following discussion and analysis relates to the results of operations for the Company as reported for the years ended December 31, 1999, 1998 and 1997 and should be read in conjunction with the consolidated financial statements of the Company included elsewhere in this Form 10-K.

                                                               YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1999             1998            1997
                                                      -----------     -----------     -----------
                                                                    (IN THOUSANDS)

STATEMENT OF OPERATIONS DATA:
Revenues .........................................    $ 1,558,204     $ 1,526,753     $   978,249
Net revenues .....................................        362,894         372,220         219,200
Selling, general and administrative expenses .....        378,048         366,268         204,733
Restructuring and other non-recurring charges ....         18,997              --              --
Asset impairment charges .........................         11,888              --              --
Depreciation and amortization ....................         20,021          18,126          30,398
                                                      -----------     -----------     -----------
Operating loss ...................................        (66,060)        (12,174)        (15,931)
Interest expense, net ............................         23,086          16,984           8,576
Gain on sale of business .........................         68,920              --              --
Other expense ....................................            749             214             211
Income tax expense (benefit) .....................         27,258           7,729          (8,420)
Minority interests ...............................          1,478             932           1,067
                                                      -----------     -----------     -----------
Loss before extraordinary item ...................        (49,711)        (38,033)        (17,365)
Extraordinary loss on early extinguishment
  of debt net of tax
benefit of $1,528 ................................             --              --          (2,293)
                                                      -----------     -----------     -----------
Net loss .........................................    $   (49,711)    $   (38,033)    $   (19,658)
                                                      ===========     ===========     ===========

YEAR ENDED DECEMBER 31, 1999 VERSUS YEAR ENDED DECEMBER 31, 1998

         REVENUES. The Company's revenues increased by approximately $31.4 million to $1,558.2 million for the year ended December 31, 1999 from $1,526.8 million for the year ended December 31, 1998. Revenue comparisons for each business unit are presented before intercompany eliminations. Contributing additional revenue of $22.4 million in the period was GLAS. The Asia Pacific region revenues increased $76.4 million, due primarily to increased export volumes and new customers. This increase was offset by a decline in the Americas business unit of $51.1 million, due to lower volumes as a result of a difficult freight forwarding environment and the exit from the domestic business at the end of the third quarter of 1999. BWS revenues declined $10.3 million primarily due to lower volumes resulting from customer industry consolidations. Europe's revenues declined $13.0 million primarily as a result of market softness in the region. Services' revenues decreased $9.5 million, on lower volume in both international relocation and project cargo product lines as a result of declining international relocations and continued delays in the commencement of several large overseas projects, particularly by companies engaged in the oil and gas industry. Had foreign exchange rates remained constant from 1998 to 1999, consolidated revenues would have been $13.8 million more than the actual 1999 results.

         NET REVENUES. This represents revenues after direct transportation and other costs. Net revenues decreased by approximately $9.3 million, to $362.9 million for the year ended December 31, 1999 from $372.2 million for the same period in 1998. Net revenues as a percentage of revenues decreased to 23.3% in 1999 from 24.4% for the same period in 1998.

         GLAS contributed an increase of $7.4 million as a result of the acquisition of Caribbean Air Services in July 1998. In addition, the Asia Pacific region contributed an increase of $9.4 million to net revenues on the strength of higher volumes. These increases were offset by declines in all other business units of the Company except Canada which increased $1.3 million. Americas posted a decrease in net revenues of $13.3 million from the previous year as a result of the competitive freight forwarding environment in the United States which led to the exit from the domestic freight forwarding market by the Company during the third quarter of 1999. The softness in Europe's economy contributed $8.8 million to the decrease. BWS and Services net revenues decreased $3.3 million and $1.8 million, respectively, as a result of lower volumes as previously discussed, and margin erosion.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $11.7 million, to $378.0 million for the year ended December 31, 1999 from $366.3 million for the year ended December 31, 1998. These expenses as a percentage of net revenues increased to 104.2% in 1999 from 98.4% for the same period in 1998. Selling, general and administrative expenses increased over the prior year in most of the Company's operating units. Asia Pacific expenses increased $6.8 million due to higher warehousing and employee costs required to support the 26.0% increase in revenues. Selling, general and administrative expenses in Europe decreased $0.6 million compared to prior year. Selling, general and administrative expenses in Canada increased $3.4 million due to additional warehousing costs required to support new business. Expenses also include an additional $3.6 million for eight and one half months of GLAS operations in 1999 versus five and one half months of operations in 1998 from the date of Air Services Acquisition. Americas expenses decreased by $6.3 million as a result of the exit from the domestic business and the implementation of cost control initiatives.

         RESTRUCTURING, NON-RECURRING AND ASSET IMPAIRMENT CHARGES. As previously discussed, the Company has implemented its restructuring and reorganization plans which resulted in $19.0 million of restructuring and non-recurring charges related to the shut down of the domestic freight forwarding business and the streamlining of other corporate and administrative functions. In addition, the Company has recorded asset impairment charges of approximately $11.9 million relating to goodwill, capitalized software and property as a result of exiting the domestic freight forwarding portion of Americas business, a reevaluation of capitalized software costs and the pending sale of certain property of its Italian subsidiary. These charges have all been reflected in the results of operations of the Company for the year ended December 31, 1999. No such items were recorded during 1998.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.9 million for the year ended December 31, 1999 compared to 1998 primarily as the result of an increase in fixed assets related to information technology.

         OPERATING LOSS. The Company recorded a $66.1 million operating loss for the year ended December 31, 1999 compared to a $12.2 million operating loss for the year ended December 31, 1998. Operating income (loss) before depreciation and amortization; restructuring and other non-recurring charges, and asset impairment charges was $(15.2) million for 1999 compared to $6.0 million for 1998. Increased profits in Asia Pacific, GLAS and Bekins HHG were offset by restructuring charges and higher operating losses in all other operating units.

         INTEREST EXPENSE, NET. Interest expense, net, increased by approximately $6.1 million to $23.1 million for 1999 from $17.0 million for the same period of 1998. The increase was associated with interest related to borrowings incurred to finance the Air Services Acquisition in July 1998, higher levels of working capital-related borrowings required as a result of the losses incurred at BWS, Services, Europe and the Americas operating units, and the write-off of $1.5 million of deferred financing fees related to the revolving credit agreement which was amended in September 1999.

         INCOME TAXES. The income tax provision for the year ended December 31, 1999 increased $19.6 million to a $27.3 million provision versus a $7.7 million tax provision for the same period of 1998. The increase for 1999 relates primarily to gains associated with the sale of the GLAS assets. No income tax benefit has been recorded for business units incurring operating losses in 1999. Management believes that the realization of the entire net deferred tax asset is uncertain and has established a valuation allowance due to such uncertainty.

         SALE OF BUSINESS. On September 10, 1999, the Company sold substantially all of its GLAS business unit for aggregate cash consideration of approximately $116 million. The GLAS sale resulted in a gain of approximately $68.9 million.

         MINORITY INTERESTS. Interests held by minority shareholders in the earnings of certain foreign subsidiaries were $1.5 million and $0.9 million for the years ended December 31, 1999 and 1998, respectively.

         NET LOSS. Net loss increased by $11.7 million to $49.7 million for the year ended December 31, 1999 compared to $38.0 million for the same period of 1998. This increase in loss was due primarily to operating losses attributable to the Americas, BWS, Europe and Services, increased interest expense, income taxes and restructuring charges partly offset by the gain attributable to the sale of the GLAS assets and improved operating results in Asia Pacific and Bekins HHG.

YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

         REVENUES. The Company's revenues increased by approximately $548.6 million, to $1,526.8 million for the year ended December 31, 1998 from $978.2 million for the year ended December 31, 1997. Approximately $593.1 million of the increase related to the LIW Acquisition, which was partially offset in 1998 by the temporary negative effect of strategically shifting to "owned" operations from agent representation in India and South Africa. Also contributing additional revenue of $23.6 million in the period was the Air Services Acquisition. In addition, BWS revenues increased $20.0 million, or 21.7% due primarily to increased volume from new customers. Services business unit revenues also increased $4.5 million, or 6.9% on higher volume in both project cargo and international relocation product lines. Revenues at the Americas business unit declined $103.8 million, or 27.8% due to lower domestic and international forwarding volumes. Additionally, Americas business between the United Sates and Puerto Rico was shifted to the management of Air Services during the third quarter which accounted for $18.5 million of the decrease.

         NET REVENUES. Net revenues increased by approximately $153.0 million, to $372.2 million for the year ended December 31, 1998 from $219.2 million for the same period in 1997. Net revenues as a percentage of revenues increased to 24.4% in 1998 from 22.4% for the same period in 1997 primarily due to a shift in product offerings to higher margin value-added services resulting from the acquisition of Europe and Asia. Net revenue increases are primarily the result of additional revenue contributed as a result of the LIW Acquisition ($152.2 million) and the Air Services Acquisition ($13.2 million) partially offset by a reduction in Americas net revenues. In addition, BWS net revenues increased $2.8 million, or 13.4%, due to higher volumes.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $161.6 million, to $366.3 million for the year ended December 31, 1998 from $204.7 million for the year ended December 31, 1997. These expenses as a percentage of net revenues increased to 98.4% in 1998 from 93.4% for the same period in 1997 due to the higher expenses at the Americas business unit and for general corporate purposes in addition to specific corporate initiatives relating to a new branding strategy, a logistics consulting infrastructure team and expanded strategic information technology projects. Selling, general and administrative expenses relating to the LIW and Air Services Acquisitions amounted to $144.6 million of the increase from 1997.

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

         OPERATING LOSS. The Company recorded a $12.2 million operating loss for the year ended December 31, 1998 compared to a $15.9 million operating loss for the year ended December 31, 1997. These improved results were due primarily to the operating profits of Europe and Asia and Air Services ($19.9 million) and lower amortization expense ($12.3 million) offset by the increased losses at the Americas business unit, higher corporate operating expenses, costs associated with the strategic initiatives previously discussed, and customer start-up costs.

         Operating profit, excluding depreciation and amortization, and corporate expenses, decreased $6.8 million to $16.6 million for the year ended December 31, 1998 compared to $23.4 million for the year ended December 31, 1997. Improvements due to the LIW and Air Services Acquisitions were offset by higher operating losses at the Americas business unit.

         Operating loss for the year ended December 31, 1998 includes results of the Air Services business unit since its acquisition on July 13, 1998 while operating profit for the year ended December 31, 1997 included the results of Europe and Asia from September 30, 1997.

         INTEREST EXPENSE, NET. Interest expense, net, increased by approximately $8.4 million, to $17.0 million for 1998 from $8.6 million for the year ended December 31, 1997. The increase was associated with the issuance of the Company's 9-3/4% Senior Notes ("Senior Notes") in October 1997, issuance of the $15 million debt to finance to the Air Services Acquisition and higher levels of working capital-related borrowings.

         INCOME TAX PROVISION. The income tax provision for the year ended December 31, 1998 increased $16.1 million to a $7.7 million provision versus a $8.4 million tax benefit for the same period of 1997. The increase is due to operating losses incurred during 1998 for which no anticipated future benefit was recorded.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 1999, net cash used by operating activities was $79.5 million versus $43.9 million for the same period in 1998. The increase was primarily due to increased operating losses. During 1999, cash provided by investing activities was $95.9 million while cash used in investing activities was $61.2 million in 1998. This increase is primarily due to the sale of GLAS in 1999. Cash used in investing activities in 1998 included $26.3 million related to the purchase of Caribbean Air Services. During 1999 capital expenditures were $7.2 million as compared to $34.0 million in the same period of 1998. For 2000, capital expenditures are estimated to be $13.8 million, primarily related to information technology and to support new business projects. Cash used in financing activities in 1999 was $34.5 million while cash provided from financing activities in 1998 was $84.1 million, primarily as a result of repayment of revolving debt with the proceeds from the sale of GLAS.

         As a result of the disposition of GLAS (see Note 3 to consolidated financial statements) the Company, together with its guarantor subsidiaries entered into an amendment to the revolving credit agreement. Among other changes, the amendment provides for (a) reductions in credit availability from $100.0 million to $50.5 million in the aggregate with a sublimit of $20.0 million in the United Kingdom, (b) reductions in the percentage of eligible accounts receivable that qualify for the U.S. and United Kingdom borrowing base which affect the Company's ability to incur debt under the revolving credit facility, (c) the elimination of the interest coverage ratio covenant, (d) the change in the maturity date to March 31, 2000, (e) the reduction of the Supplemental Commitment from $30.0 million to $15.0 million and (f) the amendment of the EBITDA and certain other covenants. Subsequent to December 31, 1999, all borrowings related to the Supplemental Commitment and revolving credit facility were repaid with borrowings under the New Revolver described below.

         On March 31, 2000, the Company borrowed against a new credit facility (the "New Revolver") with Congress Financial Corporation (Western), a subsidiary of First Union Bank and its Canadian and United Kingdom affiliates (the "Lenders"). The three-year New Revolver provides for maximum borrowings of $90 million and is comprised of three separate agreements, one in each of the United States, Canada and the United Kingdom. This New Revolver replaces the credit facility in place at December 31, 1999 by and among the Company and ING (U.S.) Capital Corporation and the lenders party thereto. The Company believes that the New Revolver will provide a sufficient level of flexibility and capacity to allow for the completion of the aforementioned restructuring.

         The three agreements making up the New Revolver involve four borrowers in the United States and the operating companies in the United Kingdom and Canada. The four borrowers in the United States are comprised of Bekins Worldwide Solutions, Bekins Van Lines, GeoLogistics Services and GeoLogistics Americas. The Company has guaranteed each of the three separate agreements constituting the New Revolver. The individual agreement credit levels are $50 million in the United States, $15 million in Canada and $25 million in the United Kingdom. The United States and Canada agreements allow for a maximum increase or decrease of $5 million in the United States facility with a corresponding decrease or increase in the Canadian facility. Such adjustments are limited to once per quarter. The New Revolver has a letter of credit sub-limit of $30 million. The maximum amount that can be borrowed is dependent upon the amount of accounts receivable of the borrowers and letters of credit provided by certain stockholders and their affiliates. The amount that may be borrowed will be equal to 85% of eligible billed receivables plus 65% of eligible unbilled or accrued receivables as defined in the agreement, plus 100% of the face amount of the letters of credit provided by affiliates of stockholders. As of March 31, 2000, the aggregate of such letters of credit was $13 million, with additional commitments of up to $6 million, which amount may be reduced under certain circumstances.

         Interest rate spreads are set according to levels of the Company's EBITDA on a trailing twelve-month basis. These spreads will be set at 0.25% over prime for such borrowings and 2.75% over LIBOR for eurodollar borrowings until the first such test period which will be the twelve months ended September 30, 2000 and quarterly thereafter. Applicable spreads can range from 0% to 0.5% on prime borrowings and from 2.5% to 3.0% for eurodollar borrowings.

         The six borrowers have provided their respective Lenders with liens on all accounts and all other of their assets. The four borrowers under the United States agreement have given the Canadian lender a guarantee secured by all their assets; the three agreements are not otherwise cross-collateralized. The Company has fully guaranteed each of the three agreements, and its guarantee of the United States agreement is secured by its assets (with certain exceptions). Finally, one other subsidiary of the Company has given a lien on certain of its assets to the United States lender.

         Each of the three agreements constituting the New Revolver contains covenants restricting the activities of the respective borrowers. These restrictions include, among others, limitations on indebtedness, liens, the making of loans or investments, the making of acquisitions and the disposition of assets. Dividends, including to the Company, are prohibited, but the borrowers are permitted to lend money to the Company for the purpose of paying interest on the Company's senior notes, taxes and certain other expenses up to a specified amount. The borrowers are also permitted to lend to other borrowers and, if certain financial tests are met, other subsidiaries of the Company. These restrictions are not applicable to the Company.

         Events of Default under the New Revolver include, among others, the failure to pay, the failure to observe covenants, the failure to pay certain third party debt or judgments, bankruptcy and other insolvency events, any material adverse change, change of control with respect to the Company and the failure of the Company to maintain a specified level of net worth or the United States, Canadian and United Kingdom borrowers to maintain another specified level of net worth. An Event of Default under any one of the three agreements is automatically an Event of Default under the other two.

         Within North America, the Company has utilized borrowings under its credit facilities to meet working capital requirements and to fund capital expenditures principally related to information technology. At March 31, 2000, the Company had an eligible working capital borrowing base under its New Revolver of $80.4 million. After the settlement of outstanding loans, fees and letter of credit obligations with the previous lenders, the Company had $11.2 million of additional borrowing capacity. The Company anticipates that it will pay approximately $12.5 million in cash for restructuring charges during the first half of 2000. The Company expects that it will finance such cash payments with borrowings under its credit facility.

         The indenture relating to the Company's Senior Notes generally provides that, subject to certain exceptions, the Company not incur indebtedness unless on the date of such incurrence the consolidated coverage ratio of the Company exceeds 2.25 to 1.0 and that the restricted subsidiaries of the Company may not incur indebtedness unless on the date of such incurrence the consolidated coverage ratio of the Company exceeds 2.5 to 1.0. The indenture permits the Company to incur up to $115.0 million of total indebtedness (consisting of $100.0 million of bank debt and $15.0 million of other debt) notwithstanding the Company's inability to meet the consolidated coverage ratio test. As of February 29, 2000, the Company had incurred $27.4 million of indebtedness under its United States and United Kingdom bank credit facilities and, as of such date, the Company would have been able to incur an additional $13.1 million of indebtedness pursuant to the terms of such facilities. As of February 29, 2000, the Company had incurred $3.1 million of other debt and would have been able to incur an additional $11.9 million of other debt pursuant to the terms of the indenture. In addition, the indenture permits the Company to incur up to $30.0 million under its foreign credit facilities notwithstanding the Company's inability to meet the consolidated coverage ratio test. As of February 29, 2000, the Company had incurred $18.5 million of indebtedness under its foreign credit facilities and as of such date, would have been able to incur an additional $11.5 million of indebtedness under such facilities in compliance with the terms of the indenture.

         The Company has recently financed operations from borrowings under its credit facilities. As of March 31, 2000, the Company had $11.2 million of borrowing capacity under its New Revolver. The Company's ability to borrow funds under the New Revolver is subject to fluctuations in its borrowing base based on its accounts receivable and the Company's ability to borrow additional funds other than under the New Revolver is significantly restricted by the terms of the indenture and the New Revolver. If the Company is unable to generate sufficient cash flow to finance its operations it could be required to borrow under its existing credit facilities to fund such operations. If the Company's credit facilities are not sufficient to fund ongoing operations, the Company could be required to adopt one or more alternatives, such as reducing or delaying planned expansion or capital expenditures, selling or leasing assets, restructuring debt or obtaining additional debt or equity capital. The Company will continue to investigate strategic alternatives to improve its financial position, including the sale of non-core assets. There can be no assurance that any of these alternatives could be effected on satisfactory terms or at all.

         The Company believes that net cash provided by borrowings available under the New Revolver will provide it with sufficient resources to meet working capital requirements, debt service and other cash needs over the next year.

YEAR 2000

         The Company, its key customers and suppliers and agents were not materially impacted by the Year 2000 change.

         The Company completed a comprehensive project to upgrade its information technology including hardware and software to properly recognize the Year 2000 ("Year 2000 Plan"). As a provider of global logistics and transportation services, the Company is reliant on its computer systems and applications to conduct its business. In addition to these systems, the Company is also reliant upon the system capabilities of its business partners.

         The Company also conducted a survey of its business partners to certify Year 2000 compliance. The Company also worked with major customers to gain Year 2000 certification with them in response to their inquiries and surveys.

         The total costs of the compliance process were approximately $1.1 million. This does not include the costs associated with the Company's strategic information plan much of which addressed the Year 2000 project as well as strategic initiatives.

         The Company prepared manual operational procedures which were in place should disruption from a Company system or third party system occur. In addition, all system development was stopped and all technical resources made available for any unexpected system problems during the first quarter of 2000. The Company has not nor does it expect to experience any significant problems as a result of the year 2000.

CONVERSION TO THE EURO CURRENCY

         On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's single currency ("Euro"). The Company conducts business in member countries that have and have not fixed conversion rates to their national currencies. The transition period for the introduction of the Euro is between January 1, 1999 and June 30, 2002. The Company is addressing the issues involved with the introduction of the Euro. The more important issues facing the Company include: converting information technology systems; reassessing currency risk; negotiating and amending licensing agreements and contracts; and processing tax and accounting records.

         Based upon progress to date, the Company believes that use of the Euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the Euro is not expected to have a material effect on the Company's financial condition or results of operations.

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

         In order to mitigate the impact of fluctuations in the general level of interest rates, the Company generally maintains a large portion of its debt as fixed rate in nature by borrowing on a long-term basis. At December 31, 1999, 67% of the total outstanding debt of the Company was at fixed rates. At year-end, the fair value of the Company's long-term debt was estimated at $ 85.1 million versus a book value of $165.1 million. The impact of a hypothetical 10% adverse change in interest rates would be approximately $0.8 million.

         The Company's objectives in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes and allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to minimize the impact of currency movements on certain existing commitments and anticipated foreign earnings. The Company may use a combination of financial instruments to manage these risks, including forward contracts or option related instruments. The principal currencies hedged are the British pound, German mark, Canadian dollar and some Asian currencies such as the Hong Kong dollar and Singapore dollar. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures for the next year. The gains and losses on these contracts are offset by changes in the value of the related exposures. At December 31, 1999, the Company had approximately $5.9 million in notional amounts of forward contracts and options outstanding. The credit and market risks under these agreements are not considered to be significant since the counterparties have high credit ratings. In addition, the net investment position in these forward contracts and options is not material.

         The Company's pretax loss from foreign subsidiaries and affiliates translated into U.S. dollars using a weighted average exchange rate was $11.0 million for the year ending December 31, 1999. On that basis, the potential loss in the value of the Company's pretax loss from foreign subsidiaries resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would amount to $1.5 million.

         It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for speculative purposes.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                 Page
                                                                 ----

Reports of Independent Auditors                                   50
Consolidated Balance Sheets                                       53
Consolidated Statements of Operations                             55
Consolidated Statements of Cash Flows                             56
Consolidated Statements of Stockholders' Equity (Deficit)         57
Notes to Consolidated Financial Statements                        58
Schedule II Valuation and Qualifying Accounts and Reserves        83



         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required, are inapplicable or the required information has already been provided elsewhere in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 16, 1998 (the "Effective Date of Termination"), the Company agreed with Deloitte & Touche, LLP ("D&T") that D&T would not stand for re-election as the Company's independent accountants.

         D&T's reports on the consolidated financial statements of GeoLogistics Corporation for the year ended December 31, 1997 and the period from May 2, 1996 "Date of Operations Commenced" through December 31, 1996 did not contain an adverse opinion, or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles.

         During the period beginning on January 1, 1998 and ending on the Effective Date of Termination, the year ended December 31, 1997, and the period from May 2, 1996 through December 31, 1996 there have been no disagreements between the Company and D&T on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of D&T, would have caused D&T to make reference to the subject matter of the disagreements in connection with its reports. In addition, there have been no events requiring disclosure under
Item 304(a)(1)(v) of Regulation S-K.

         D&T has furnished the Company with a letter addressed to the Securities and Exchange Commission (the "Commission") stating that D&T agrees with the statements made by the Company.

         Effective November 19, 1998 (the "Effective Date of Engagement"), the Company engaged Ernst & Young LLP ("E&Y") as its independent auditors.

         The selection of E&Y was approved by the Audit Committee of the Company's Board of Directors.


         Since the Effective Date of Engagement there have been no disagreements between the Company and E&Y on any matters of accounting principles or practices, financial statement disclosure of auditing scope or procedure which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of the disagreements in connection with its reports.

         During the periods prior to the Effective Date of Engagement and all subsequent interim periods preceding the date hereof, neither the Company nor someone on its behalf had consulted E&Y regarding any matters or events as set forth in Item 304 (a) (2) of Regulation S-K.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the directors, executive officers and certain key management personnel of the Company and certain of its subsidiaries as of March 28, 2000. Members of the Board of Directors are elected annually and hold office from the time of their election and qualification until the annual meeting of stockholders at which their term expires or their successor is elected and qualified or until their earlier resignation or removal. Executive officers are elected by and serve at the discretion of the Board of Directors until their successors are duly chosen and qualified.

NAME                              AGE                POSITION
----                              ---                --------

Robert Arovas(1)..............    57    Chief Executive Officer and Director
Janet D. Helvey...............    47    Senior Vice President, Finance
Ronald Jackson................    47    Vice President, Secretary and General Counsel
Terry G. Clarke...............    44    Vice President-Treasurer
William E. Simon, Jr.(2)......    48    Chairman of the Board
Vincent J. Cebula(1)(2)(3)....    36    Director
Stephen A. Kaplan(2)..........    41    Director
Michael B. Lenard(1)(2).......    44    Director


-----------

(1)  Member of Executive Committee of the Board of Directors.

(2) Pursuant to a stockholders agreement, Logistical Simon L.L.C. ("Logistical Simon") has the right to designate two members to the Board of Directors, OCM Principal Opportunities Fund, L.P. (the "Opportunities Fund") has the right to designate one member of the Board of Directors and TCW Special Credits Fund V - The Principal Fund (the "Principal Fund") has the right to designate one member of the Board of Directors. Messrs. Simon and Lenard are designees of Logistical Simon, Mr. Cebula is the designee of the Opportunities Fund and Mr. Kaplan is the designee of the Principal Fund.

(3)  Member of Audit Committee and Executive Committee.

         ROBERT AROVAS has been a director of the Company since January, 2000 and the Chief Executive Officer since October, 1999. From June 1999 to October 1999 Mr. Arovas was the Chief Operating Officer of the Company. Prior to joining the Company, Mr. Arovas was Executive Vice President and Chief Financial Officer of Fritz Companies, Inc. from January 1997 to May 1999. Prior to January 1997, Mr. Arovas was Senior Vice President and Chief Financial Officer of BAX Global, Inc. (formerly Burlington Air Express, Inc.) for nine years and was previously a Vice President of the Pittston Company (the parent company of Burlington Air Express, Inc.).

         JANET D. HELVEY has been Senior Vice President, Finance since October, 1999. Prior to joining the Company, Ms. Helvey was Vice
President-Accounts Receivable of Fritz Companies, Inc. from March 1997 to September 1999. Prior to March 1997, Ms. Helvey was Controller-Accounts Receivable of BAX Global, Inc.

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

         STEPHEN A. KAPLAN has been a director of the Company since May 1996 and is a Principal of Oaktree. Prior to joining Oaktree in June 1995, Mr. Kaplan was a Managing Director of Trust Company of the West and TCW. Prior to joining TCW in 1993, Mr. Kaplan was a partner in the law firm of Gibson, Dunn & Crutcher. Mr. Kaplan serves on the boards of directors of Acorn Products, Inc., KinderCare Learning Centers, Inc., Roller Bearing Holding Company, Inc., Biopure Corporation and various private companies.

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

ITEM 11.  EXECUTIVE COMPENSATION

 REPORT OF THE COMPENSATION COMMITTEE. The Compensation Committee of the Board of Directors has furnished the following report on executive compensation for fiscal 1999.

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

 ANNUAL BONUS. Annual bonuses for fiscal 1999 to executive officers of the Company were granted under the Company's annual bonus performance plan for Executive Officers. This plan is administered by the Executive Committee.

     Under the plan, the Committee establishes specific annual "performance targets" for each covered executive officer. The performance targets may be based on one or more of the following business criteria: earnings before interest, taxes, depreciation and amortization (EBITDA), return on assets and completion of personal business objectives, or on any combination thereof. The maximum bonus for any fiscal year may not exceed 70% of base salary in the case of the Chief Executive Officer and between 40% and 50% in the case of all other executives.

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

 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. None of the members of the Board's Compensation Committee is or has been an officer of employee of the Company.

 SUMMARY COMPENSATION TABLE. The Summary Compensation Table below sets forth the annual base salary and other annual compensation earned in 1999, 1998 and 1997 by Mr. Arovas and the four other most highly-paid executive officers of the Company whose cash salary and bonus compensation exceeded $100,000 in 1999 (the "Named Executive Officers").


                                                                       LONG TERM
                                        ANNUAL COMPENSATION           COMPENSATION
                                        -------------------           ------------
                                                                      SECURITIES
                                                                       UNDERLYING     ALL OTHER
                                    FISCAL    SALARY        BONUS     OPTIONS/SARS   COMPENSATION
NAME AND PRINCIPAL POSITION          YEAR       $             $           #                $
---------------------------         ------   ----------    -------    ------------   ------------

Robert Arovas...................     1999    162,500 (1)         -            -       $8,292 (3)
  Director and Chief
   Executive Officer
Roger E. Payton.................     1999    342,747 (2)         -            -       17,930 (4)
  Former Director,                   1998    365,000             -            -       50,507 (4)
  President and                      1997    349,726       100,000            -       41,623 (4)
  Chief Executive
  Officer
Luis F. Solis...................     1999    250,008        50,000            -       16,084 (5)
  Former Executive                   1998    250,000             -        5,000       24,348 (5)
  Vice President of                  1997    208,340 (2)    62,500       37,500       22,159 (5)
  Strategic Marketing
Larry Tieman....................     1999    250,008             -            -       25,947 (6)
  Former Chief                       1998    250,000             -            -       24,390 (6)
  Information                        1997    208,340 (2)    62,500            -       16,839 (6)
  Officer
Gary S. Holter..................     1999    250,000             -            -                -
  Former Chief                       1998    250,000             -            -       24,615 (7)
  Financial Officer                  1997    212,500        62,500            -       21,818 (7)

Ronald Jackson..................     1999    170,016             -            -       22,732 (8)
  Vice President,                    1998    170,000             -            -       20,416 (8)
  Secretary and                      1997     42,500 (1)         -        8,000       14,309 (8)
  General Counsel


----------

(1) Mr. Arovas began his employment with the Company in June 1999. Mr. Jackson began his employment with the Company in October 1997.

(2) Mr. Payton was President and Chief Executive Officer of the Company from May 1996 through September 1999. Mr. Solis was Executive Vice President of Strategic Marketing from March 1997 through June 1999. Mr. Tieman was Chief Information Officer of the Company from March 1997 through January 2000.

(3) The Company provided Mr. Arovas with an automobile for his use at the cost of $6,042 in 1999. In 1999, the Company contributed $2,250 to an account established for Mr. Arovas' benefit pursuant to the Deferred Plan.

(4) Mr. Payton received an automobile allowance of $3,000, $12,000 and $12,000 in 1999, 1998 and 1997, respectively. Additionally, the Company paid $1,183, $23,316 and $23,198 in premiums for a life insurance policy for Mr. Payton in 1999, 1998 and 1997, respectively, and contributed $13,747, $15,191 and $6,425 in 1999, 1998 and 1997, respectively, as a matching payment to the account established for Mr. Payton's benefit pursuant to the Deferred Plan (as defined).

(5) Mr. Solis received an automobile allowance of $12,000, $12,000 and $10,000 in 1999, 1998 and 1997, respectively. Additionally, in 1999, 1998 and 1997 the Company paid $1,010, $1,010 and $909, respectively in premiums for a life insurance policy for Mr. Solis and contributed $3,074, $11,338 and $11,250, respectively in 1999, 1998 and 1997 as matching payments to an account established for Mr. Solis' benefit pursuant to the Deferred Plan.

(6) Mr. Tieman received an automobile allowance of $12,000, $12,000 and $10,000 in 1999, 1998 and 1997, respectively. Additionally, in 1999, 1998 and 1997 the Company paid $2,390, $2,390 and $2,151, respectively in premiums for a life insurance policy for Mr. Tieman and contributed $11,557, $10,000 and $4,688, respectively in 1999, 1998 and 1997 as matching payments to an account established for Mr. Tieman's benefit pursuant to the Deferred Plan.

(7) Mr. Holter received an automobile allowance of $12,000 and $11,100 in 1998 and 1997, respectively. Additionally, in 1998 and 1997 the Company paid $1,273 and $1,145, respectively, in premiums for a life insurance policy for Mr. Holter and contributed $11,342 and $9,573 in 1998 and 1997, respectively, as matching payments to accounts established for Mr. Holter's benefit pursuant to the Deferred Plan and the Company's 401(k) plan.

(8) Mr. Jackson received an automobile allowance of $12,000, $12,000 and $3,000 in 1999, 1998 and 1997, respectively. Additionally, in 1999, 1998 and 1997 the Company paid $2,138, $1,924 and $1,116, respectively in premiums for a life insurance policy for Mr. Jackson, in 1997 reimbursed $10,193, of relocation expenses and in 1999 and 1998 contributed $8,594 and $6,492, respectively as matching payments to an account established for Mr. Jackson's benefit pursuant to the Deferred Plan.

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

 FISCAL YEAR END WARRANT VALUES. The following table sets forth information concerning the fiscal year-end value of unexercised warrants held by the Named Executive Officers.


                                                NUMBER OF
                                    SECURITIES UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                                                WARRANTS                   IN THE MONEY WARRANTS
                                               AT 12/31/99                      AT 12/31/99
             NAME                        EXERCISABLE/UNEXERCISABLE       EXERCISABLE/NONEXERCISABLE
             ----                   ---------------------------------    --------------------------

Larry Tieman (2).................             42,500/42,500                         (1)
Ronald Jackson...................              8,000/8,000                          (1)


-----------

(1)  None are in-the-money.

(2)  Cancelled on February 1, 2000 for no value.

EMPLOYMENT AGREEMENTS

         Mr. Arovas entered into an agreement with the Company effective as of June 15, 1999 which terminates June 15, 2002 (the "Arovas Agreement"). The Arovas Agreement provides for a base salary of not less than $300,000, with annual increases and bonuses based upon Mr. Arovas' satisfaction of certain financial targets and other defined management objectives. The Arovas Agreement also provides for (1) 25,000 shares of restricted Company stock, subject to the terms and provisions of the GeoLogistics Corporation 1999 Long-Term Incentive Plan and the Restricted Share Award Agreement; (2) an irrevocable bank letter of credit in the amount of $500,000, subject to adjustment, payable in the event of the Company's failure to pay Mr. Arovas amounts due and owing, or benefits due as a result of the Company's bankruptcy or insolvency or any other reason; (3) the use of a Company-paid automobile.

         The Arovas Agreement may be terminated by the Company for "cause" (as defined in the Arovas Agreement) or upon the death or, under certain circumstances, disability of Mr. Arovas. In the event that the Company terminates the Arovas Agreement without cause, Mr. Arovas is entitled to receive his salary for the greater of a period of one year from the date of termination or the remaining term under the Arovas Agreement. During the term of the Arovas Agreement and any period during which Mr. Arovas receives severance pay, Mr. Arovas is prohibited from competing with the Company and is precluded from engaging in any form of solicitation of the Company's customers or employees.

         Mr. Payton's employment agreement with the Company, which was effective as of April 30, 1996 and was to terminate on April 30, 2000 (the "Payton Agreement"), was terminated October 1, 1999. The Payton Agreement provided for a base salary of not less than $315,000, with annual increases and bonuses at the discretion of the Board of Directors. In November 1996, Mr. Payton's base salary was increased to $365,000 per year. The Payton Agreement also provided for the payment by the Company of the premium on one of Mr. Payton's personal life insurance policies and an automobile allowance in the amount of $12,000 per year. The Company did not make any severance payments to Mr. Payton in connection with the termination of him employment in October 1999, but as part of the settlement arrangements the Company repurchased from Mr. Payton, 10,000 shares of restricted Company stock for an average price of $27.124 per share and agreed to repurchase, in installments between March 2000 and May 2001, the remaining 12,500 shares of restricted Company stock, owned by Mr. Payton, for a price of $12.24 per share. Following termination of the Payton Agreement on October 1, 1999. Mr. Payton entered into an employment agreement with Bekins, which was effective as of October 1, 1999 (the "October Agreement") and which terminated on January 2, 2000. The October Agreement also provided for a salary of $20,000 per month. The October Agreement also provided for the payment by Bekins of the premium on one of Mr. Payton's personal life insurance policies and an automobile allowance in the amount of $1,000 per month. Bekins also entered into a consultancy agreement with Mr. Payton, which came into effect on January 3, 2000 (the "Consultancy Agreement"). The Consultancy Agreement terminates on December 31, 2000 and provides that Mr. Payton will receive a total of $125,000 in consultancy fees over the term of the Consultancy Agreement.

         Mr. Solis' employment agreement with the Company, which was effective as of March 3, 1997 and was to terminate on March 3, 2000 (the
"Solis Agreement"), was terminated July 31, 1999. The Solis Agreement provided for a base salary of not less than $250,000 per year and provided that Mr. Solis may receive performance-based cash bonus compensation and performance-based equity compensation if certain financial and other defined management objectives to be agreed upon annually between the executive and the Company at the beginning of each fiscal year are satisfied. Warrants to purchase common stock held by Mr. Solis on his termination date were cancelled in accordance with the terms of the warrant agreement.

         Mr. Tieman's employment agreement with the Company, which was effective as of March 3, 1997 and was to terminate on March 3, 2000 (the "Tieman Agreement"), was terminated January 31, 2000. The Tieman Agreement provided for a base salary of not less than $250,000 per year and provided that Mr. Tieman may receive performance-based cash bonus compensation and performance-based equity compensation if certain financial and other defined management objectives to be agreed upon annually between the executive and the Company at the beginning of each fiscal year are satisfied. In connection with Mr. Tieman's termination in January 2000, the Company repurchased all of the shares of common stock and warrants to purchase common stock held by Mr. Tieman for nominal consideration pursuant to the terms of the purchase and subscription agreements related to such securities.

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

         Mr. Jackson entered into a five-year employment agreement with the Company effective upon the occurrence of each of (i) the acquisition by the Company of a majority of the outstanding ordinary shares of LIW stock (including all interest exchangeable therefor or convertible thereto) and (ii) the delivery to the Company of all warrants to purchase LIW ordinary shares and other equity interests of LIW held by Mr. Jackson (the "Jackson Agreement"). The Jackson Agreement provides for a base salary of not less than $170,000 per year and provides that Mr. Jackson may receive performance-based cash compensation if certain financial and other defined management objections to be agreed upon annually between the executive and the Company at the beginning of each fiscal year are achieved. The Jackson Agreement also provides for an automobile allowance of $12,000 per year. The Jackson Agreement may be terminated by the Company for "cause" (as defined in the Jackson Agreement) or upon the death or, under certain circumstances, disability of Mr. Jackson. In the event that the Company terminates the Jackson Agreement without cause, Mr. Jackson is entitled to receive his salary for a period of one year from the termination date. During the term of the Jackson Agreement and for one year thereafter, Mr. Jackson is prohibited from competing with the Company and is precluded from engaging in any form of solicitation of the Company's customers or employees.

INCENTIVE COMPENSATION PLANS

 EMPLOYEE STOCK PURCHASE PLAN. The Company's Employee Stock Purchase Plans (the "Purchase Plans") provide certain employees of the Company with the right to purchase any or all of such employee's allocated portion, as determined by the Board of Directors of the Company, of an aggregate of 8,500 shares of common stock of the Company at a purchase price of $20.00 per share and 150,000 shares of common stock at a purchase price of $30.00 per share. The right to acquire shares of common stock under the Purchase Plans has terminated. A total of 62 employees purchased on aggregate of 110,417 shares of common stock pursuant to the Purchase Plans.

         The Purchase Plans provide that, if at any time prior to an initial public offering, an employee who has purchased shares under the Purchase Plans is terminated for any reason whatsoever, including without limitation, death, disability, resignation, retirement or termination with or without cause, (i) the Company has an option (a "call") to repurchase, in whole or in part, the shares of Common Stock of the Company that are then owned by such employee or any transferee which were acquired pursuant to the Purchase Plans and (ii) the terminated employee has an option (a "put"), to sell to the Company, in whole or in part, the shares of Common Stock then owned by such employee which were acquired pursuant to the Purchase Plans. The purchase price for the exercise of either the call or the put option is based on the Company's earnings for the most recent fiscal quarter prior to termination and the number of shares of Common Stock outstanding and subject to options and warrants to the extent such options and warrants are in the money.

 DEFERRED COMPENSATION PLAN. Effective April 28, 1997, the Company adopted a Deferred Compensation Plan (the "Deferred Plan") to acknowledge and reward certain key employees of the Company. The Deferred Plan permits certain key employees to elect to reduce their regular compensation and/or bonus compensation on a pre-tax basis by a fixed percentage up to a maximum specified amount. The Company may, in its sole discretion, make an allocation on behalf of employees who meet certain requirements. Each participant in the Deferred Plan may designate one or more of the funds specified in the Deferred Plan for the purpose of attributing investment experience to his accounts. Upon eligibility for retirement, death or disability, a participant, or his beneficiary, will have a 100% vested interest in such participant's accounts. Upon termination of employment for any other reason, a participant will be vested with respect to (i) 100% of that portion of his account attributable to his voluntary deferral allocations and any applicable investment experience credited to such allocation and (ii) a percentage of the portion of his account attributable to Company discretionary allocations based on years of service. Notwithstanding the foregoing, the committee which administers the Deferred Plan may, in its sole discretion, accelerate any specified vesting period. The Company has established a trust with Key Trust Company as trustee (the "Trustee") to hold and invest amounts contributed pursuant to the Deferred Plan. The Company may from time to time, at its sole discretion, direct the Trustee to purchase shares of the Company's common stock (the "Plan Shares"). The Company may, by written action, designate which employees are entitled to receive Plan Shares. If at any time prior to an initial public offering, a participant's employment is terminated for any reason whatsoever, the Company has the option to repurchase any Plan Shares held in such participant's account. As of December 31, 1999, 680 Plan Shares were held by the Trustee on behalf of participants under the Deferred Plan.

 EMPLOYEE STOCK OWNERSHIP. In addition to shares of Common Stock issued to employees under the Purchase Plans and the Deferred Plan, certain shares of Common Stock and warrants to purchase shares of Common Stock held by employees are required to be repurchased by the Company under certain circumstances. An aggregate of 46,712 shares of Common Stock and warrants to purchase 175,000 shares of Common Stock held by employees of the Company are subject to put and call options on substantially the same terms as the shares of Common Stock purchased pursuant to the Purchase Plans described above. Warrants to purchase an additional 318,500 shares of Common Stock, or shares purchased upon exercise thereof, held by employees of the Company are subject to repurchase by the Company pursuant to the terms of such warrants upon the termination of employment of any holder of such warrants prior to an initial public offering of the Company's Common Stock. The repurchase price depends upon, among other factors, the circumstances surrounding termination of employment, the fair market value of the Common Stock on the date of termination and the purchase price paid by the employee. As of December 31, 1999, the Company had agreements to purchase an aggregate of 36,500 shares of common stock for aggregate consideration of $2.0 million at various dates through May 1, 2001. Moreover, the Company had agreements to acquire certain employee warrants and subsequent to December 31, 1999, the Company paid $1.1 million for warrants to purchase these 42,361 shares of common stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 28, 2000 certain information regarding the shares of Common Stock beneficially owned by (i) each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of Common Stock, (ii) each director and Named Executive Officer and (iii) all executive officers and directors as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.


                                                                  NUMBER OF  PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                           SHARES(2)    CLASS
---------------------------------------                           ---------    -----
                                                                  BENEFICIAL  OWNERSHIP
                                                                  ----------  ---------

Oaktree Capital Management, LLC(3)...........................     1,295,575    60.8%
The TCW Group, Inc.(4).......................................       695,575     32.7
TCW Special Credits Fund V - The Principal Fund..............       695,575     32.7
OCM Principal Opportunities Fund, L.P........................       600,000     28.2
Logistical Simon, L.L.C.(5)..................................       569,532     26.7
Stephen A. Kaplan(6).........................................     1,295,575     60.8
Vincent J. Cebula(6).........................................     1,295,575     60.8
William E. Simon, Jr.(7).....................................       569,532     26.7
Michael B. Lenard(7).........................................       569,532     26.7
Robert Arovas................................................        25,000      1.2
Roger E. Payton..............................................        12,500        *
Luis F. Solis................................................         7,000        *

Executive Officers and Directors as a Group (12 persons)(8)..     1,909,607


---------

*    Less than one percent

(1) The address of The TCW Group, Inc. and the Principal Fund is 865 South Figueroa Street, Los Angeles, California 90017. The address of Oaktree Capital Management, LLC, the Opportunities Fund, Mr. Kaplan, and Mr. Cebula is 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. The address of Logistical Simon, L.L.C., Mr. Simon and Mr. Lenard is 10990 Wilshire Boulevard, Suite 500, Los Angeles, California 90024.

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

(5) Includes 100,000 shares of Common Stock issuable upon exercise of warrants which are currently exercisable.

(6) All such shares are owned by the Principal Fund and the Opportunities Fund and are also shown as beneficially owned by Oaktree. To the extent Mr. Kaplan, or Mr. Cebula, on behalf of Oaktree, participates in the process to vote or dispose of any such shares, they may be deemed under such circumstances for the purpose of Section 13 of the Exchange Act to be the beneficial owner of such shares. Each of Mr. Kaplan and Mr. Cebula disclaims beneficial ownership of such shares.

(7) All such shares are owned by Logistical Simon. To the extent Mr. Simon, or Mr. Lenard, on behalf of Logistical Simon, participates in the process to vote or dispose of any such shares, they may be deemed under such circumstances for the purpose of Section 13 of the Exchange Act to be the beneficial owner of such shares. Each of Mr. Simon and Mr. Lenard disclaims beneficial ownership of such shares.

(8)  See notes (6)-(7).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the New Revolver, OCM Principal Opportunities Fund L.P., and Alham, Inc. (an affiliate of Logistical Simon, L.L.C.), collectively the "Investors", provided the Agent Bank of the New Revolver with letters of credit of $19 million, which may be reduced upon certain circumstances (the "Sponsor LC's").

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits and Financial Statements and Schedules

(1)  Financial Statements and Schedules

     See Index to Consolidated Financial Statements and Supplemental Data at page 49.

(2)  Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.


Exhibit No.    Description
-----------    -----------

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

3.4            Amended and Restated Bylaws of GeoLogistics Corporation.

4.1 Indenture dated as of October 19, 1997 between the Company and First Trust National Association, as Trustee (incorporated by reference from GeoLogistics Corporation's Registration Statement on Form S-4 effective April 28, 1998).

4.2 Form of New Note (included as Exhibit B to Exhibit 4.1)( incorporated by reference from GeoLogistics Corporation's
               Registration Statement on Form S-4 effective April 28, 1998).

4.3 Form of Guarantee (included as Exhibit B to Exhibit 4.1)( incorporated by reference from GeoLogistics Corporation's
               Registration Statement on Form S-4 effective April 28, 1998).



Exhibit No.    Description
-----------    -----------


4.4 First Supplemental Indenture dated as of July 13, 1998 by and among GeoLogistics Air Services Inc., a wholly owned subsidiary of GeoLogistics Corporation, and U.S. Bank Trust National
               Association, as trustee (incorporated by reference from the GeoLogistics Corporation's Current Report on Form 8-K filed July
               22, 1998).

4.5 Second Supplemental Indenture dated as of November 30, 1998 by and among GeoLogistics Network Solutions, Inc., Bekins Van Lines,
               LLC, each an indirect wholly owned subsidiary of GeoLogistics
               Corporation, and U.S. Bank Trust National Association, as trustee (incorporated by reference from the GeoLogistics
               Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

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



Exhibit No.    Description
-----------    -----------


10.8           Form of Pledge Agreement executed by Messrs. Payton and Solis
               (incorporated by reference from GeoLogistics Corporation's
               Registration Statement on Form S-4 effective April 28, 1998).

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

10.16 Executive Management Agreement dated as of November 1, 1997 by and between the Company, TCW Special Credits Fund V_The Principal
               Fund and Oaktree Capital Management, LLC (incorporated by reference from GeoLogistics Corporation's Registration Statement on Form S-4 effective April 28, 1998).

10.17          Form of Warrant Agreement between the Company and Mr. Myers
               (incorporated by reference from GeoLogistics Corporation's
               Registration Statement on Form S-4 effective April 28, 1998).



Exhibit No.    Description
-----------    -----------


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

10.23          Asset Purchase Agreement dated as of August 6, 1999 among
               GeoLogistics Air Services, Inc., GeoLogistics Americas, Inc., and
               GeoLogistics Corporation and FDX Logistics, Inc. (formerly FDX
               Global Logistics, Inc.) and FDX Corporation (incorporated by reference from the GeoLogistics Corporation's Current Report on Form 8-K filed September 17, 1999).

10.24 Amendment No. 4, dated as of September 10, 1999, to the Amended and Restated Loan Agreement dated as of October 28, 1997 (as previously amended by an Amendment No. 1 dated December 12, 1997, an Amendment No. 2 dated as of July 10, 1998, and an Amendment
               No. 3 dated as of February 26, 1999, the "Loan Agreement"), among
               GeoLogistics Corporation, GeoLogistics Services, Inc.,
               GeoLogistics Americas, Inc., The Bekins Company, ILLCAN, Inc.,
               ILLSCOT, Inc., GeoLogistics Limited, and ING (U.S.) Capital
               Corporation (now known as ING (U.S.) Capital LLC and referred to as "ING Capital"), and ING Bank, N.V. (London, England Branch)
               (incorporated by reference from the GeoLogistics Corporation's
               Current Report on Form 8-K filed September 17, 1999).

10.25          Restricted Share Award Agreement between GeoLogistics
               Corporation and Robert Arovas.

10.26          Joint Escrow Instruction and Release Agreement dated as of
               February 18, 2000 among FedEx Global Logistics, Inc. (formerly
               FDX Global Logistics, Inc. and FDX Logistics, Inc.), FedEx
               Corporation (formerly FDX Corporation), GeoLogistics
               Corporation and GeoLogistics AirServices Inc.

10.27          Sixth Amended and Restated Stockholders Agreement dated as of
               January 27, 2000 by and among the Company and the holders listed on Exhibit A attached thereto.

10.28          GeoLogistics Corporation's 1999 Long-Term Incentive Plan.

10.29          Loan Agreement by and between Congress Financial Corporation
               (Canada) as Lender and GeoLogistics Corporation as Borrower dated as of March 23, 2000.

10.30          Loan and Security Agreement by and between Congress Financial
               Corporation (Western) as Lender and Bekins Worldwide Solutions,
               Inc., Bekins Van Lines, LLC, GeoLogistics Services, Inc., and
               GeoLogistics Americas, Inc., collectively, as Borrowers dated as of March 23, 2000.

10.31          Facility Agreement by and between GeoLogistics Limited and
               Burdale Financial Limited dated March 31, 2000.

21.1           Subsidiaries of the Registrant.

27             Financial Data Schedule


(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K in the fourth quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements Section 1300 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GeoLogistics Corporation
        (Registrant)

        /S/ ROBERT AROVAS                                   APRIL 4, 2000
-------------------------------------------------           --------------
Name:    Robert Arovas                                 Date
Title:   CHIEF EXECUTIVE OFFICER AND DIRECTOR

         Pursuant to the requirements of the Securities Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                                  Title                           Date
----------------------------------      ----------------------------------      --------------


/s/ Robert Arovas                       Chief Executive Officer                 APRIL 4, 2000
----------------------------------        and Director (Principal
Robert Arovas                             Executive Officer)


/s/ Janet D. Helvey
----------------------------------      Senior Vice President, Finance          APRIL 4, 2000
Janet D. Helvey

/s/ Vincent J. Cebula
----------------------------------      Director                                APRIL 4, 2000
Vincent J. Cebula

/s/ Stephen A. Kaplan
----------------------------------      Director                                APRIL 4, 2000
Stephen A. Kaplan

/s/ Michael B. Lenard
----------------------------------      Director                                APRIL 4, 2000
Michael B. Lenard

/s/ William E. Simon, Jr.
----------------------------------      Director                                APRIL 4, 2000
William E. Simon, Jr.



This Report on Form 10-K represents the Company's annual report for the fiscal year ended December 31, 1999. No other annual report is available.

                            GEOLOGISTICS CORPORATION
            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page
                                                                       ----
   Reports of Independent Auditors..................................  50
   Consolidated Balance Sheets......................................  53
   Consolidated Statements of Operations............................  55
   Consolidated Statements of Cash Flows............................  56
   Consolidated Statements of Stockholders' Equity (Deficit)........  57
   Notes to Consolidated Financial Statements.......................  58
   Schedule II Valuation and Qualifying Accounts and Reserves.......  83

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of GeoLogistics Corporation

Santa Ana, California

         We have audited the accompanying consolidated balance sheets of GeoLogistics Corporation and subsidiaries ("Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)2. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeoLogistics Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Chicago, Illinois
March 31, 2000

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of GeoLogistics Corporation

Santa Ana, California

         We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of GeoLogistics Corporation and subsidiaries ("Company") for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GeoLogistics Corporation and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 17, 1998

                 (This page has been left blank intentionally.)

                            GEOLOGISTICS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                      DECEMBER 31,
                                                      ------------
                                                  1999           1998
                                                ---------     ---------

                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ................    $   2,628     $  15,152
  Accounts receivable:
    Trade, net .............................      245,492       267,047
    Other ..................................       20,865        11,046
  Deferred income taxes ....................          361         7,245
  Prepaid expenses .........................       25,681        20,708
                                                ---------     ---------
         Total current assets ..............      295,027       321,198
PROPERTY AND EQUIPMENT:
   Land ....................................        2,352         4,884
   Buildings and leasehold improvements ....       41,998        49,963
   Operating equipment and other ...........       19,932        21,473
   Transportation equipment ................        7,960        10,663
   Capitalized software ....................       26,389        26,635
                                                ---------     ---------
                                                   98,631       113,618
   Less accumulated depreciation ...........      (22,648)      (18,364)
                                                ---------     ---------
      Property and equipment, net ..........       75,983        95,254
NOTES RECEIVABLE, less current portion .....        1,241         1,711
DEFERRED INCOME TAXES ......................          547        19,168
INTANGIBLE ASSETS, net .....................       55,285        91,274
OTHER ASSETS ...............................       19,573        20,573
                                                ---------     ---------
        TOTAL ASSETS .......................    $ 447,656     $ 549,178
                                                =========     =========


                 See notes to consolidated financial statements.

                            GEOLOGISTICS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS EXCEPT SHARE DATA)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                           December 31,
                                                        1999          1998
                                                      ---------     ---------

CURRENT LIABILITIES:
  Accounts payable ...............................    $ 160,914     $ 139,696
  Accrued expenses ...............................      116,676       149,519
  Income taxes payable ...........................        2,475         7,940
  Current portion of long-term debt ..............       12,222        12,549
                                                      ---------     ---------
      Total current liabilities ..................      292,287       309,704
LONG-TERM DEBT, less current portion .............      152,915       183,177
OTHER NONCURRENT LIABILITIES .....................       46,747        52,400
MINORITY INTEREST ................................        2,087         2,381
                                                      ---------     ---------
      Total liabilities ..........................      494,036       547,662
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, 15,000 shares authorized,
    issued and outstanding .......................       14,550        14,550
  Common stock ($.001 par value, 5,000,000
     shares authorized, 2,129,893 and 2,128,893
     shares issued and outstanding at December 31,
     1999 and 1998, respectively) ................            2             2
  Additional paid-in capital .....................       56,962        55,371
  Accumulated deficit ............................     (119,709)      (67,898)
  Notes receivable from stockholders .............           --          (191)
  Accumulated other comprehensive income (loss) ..        1,815          (318)
                                                      ---------     ---------
      Total stockholders' equity (deficit) .......      (46,380)        1,516
                                                      ---------     ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
        (DEFICIT) ................................    $ 447,656     $ 549,178
                                                      =========     =========


                See notes to consolidated financial statements.

                            GEOLOGISTICS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                 Year Ended December 31,
                                                      -------------------------------------------
                                                         1999            1998            1997
                                                      -----------     -----------     -----------

Revenues .........................................    $ 1,558,204     $ 1,526,753     $   978,249
Transportation and other direct costs ............      1,195,310       1,154,533         759,049
                                                      -----------     -----------     -----------
Net revenues .....................................        362,894         372,220         219,200
Selling, general and administrative expenses .....        378,048         366,268         204,733
Restructuring and other non-recurring charges ....         18,997              --              --
Asset impairment charges .........................         11,888              --              --
Depreciation and amortization ....................         20,021          18,126          30,398
                                                      -----------     -----------     -----------
Operating loss ...................................        (66,060)        (12,174)        (15,931)
Interest expense, net and amortization of
  debt issuance costs ............................         23,086          16,984           8,576
Gain on sale of business .........................         68,920              --              --
Other expense, net ...............................            749             214             211
                                                      -----------     -----------     -----------
Loss before income taxes, minority interests
  and extraordinary loss .........................        (20,975)        (29,372)        (24,718)
Income tax expense(benefit) ......................         27,258           7,729          (8,420)
                                                      -----------     -----------     -----------
Loss before minority interest and
  extraordinary loss .............................        (48,233)        (37,101)        (16,298)
Minority interests ...............................          1,478             932           1,067
                                                      -----------     -----------     -----------
Loss before extraordinary loss ...................        (49,711)        (38,033)        (17,365)
Extraordinary loss on early extinguishment
  of debt net of tax benefit of $1,528 ...........             --              --          (2,293)
                                                      -----------     -----------     -----------
Net loss .........................................        (49,711)        (38,033)        (19,658)
Preferred stock dividend .........................          2,100             963              --
                                                      -----------     -----------     -----------
Loss applicable to common stock ..................    $   (51,811)    $   (38,996)    $   (19,658)
                                                      ===========     ===========     ===========
PER COMMON SHARE - BASIC AND DILUTED:
   Loss before extraordinary loss ................    $    (24.31)    $    (18.39)    $     (8.47)
   Extraordinary loss ............................             --              --           (1.12)
                                                      -----------     -----------     -----------
   Net loss ......................................    $    (24.31)    $    (18.39)    $     (9.59)
                                                      ===========     ===========     ===========
Basic and diluted weighted average number of
  common shares outstanding ......................      2,131,393       2,120,365       2,049,800
                                                      ===========     ===========     ===========


                See notes to consolidated financial statements.

                            GEOLOGISTICS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                               Year Ended December 31,
                                                        -------------------------------------
                                                          1999          1998          1997
                                                        ---------     ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................    $ (49,711)    $ (38,033)    $ (19,658)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Asset impairment charges .........................       11,888            --            --
  Gain on sale of business..........................      (68,920)           --            --
  (Gain) loss on sale of net assets                          (116)           --            60
  Depreciation and amortization ....................       20,021        18,126        30,398
  Amortization of deferred items ...................        3,343         1,217           861
  Deferred income taxes ............................       25,505           976       (10,070)
  Extraordinary item, net of tax ...................           --            --         2,293
Change in operating assets and liabilities:
  Accounts receivable-trade, net ...................        8,266        (9,823)       (2,129)
  Prepaid expenses and other current assets ........       (6,746)       (7,399)        1,945
  Accounts payable and accrued expenses ............      (13,618)       (1,673)       (5,795)
  Other ............................................       (9,386)       (7,321)       (5,654)
                                                        ---------     ---------     ---------
    Net cash used in operating activities ..........      (79,474)      (43,930)       (7,749)
                                                        ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions ............................           --       (27,133)      (14,470)
  Proceeds from sale of business ...................      102,704            --            --
  Purchases of property and equipment, net..........       (7,229)      (34,020)      (11,744)
  Proceeds from the sale of net assets .............          438            --         7,545
                                                        ---------     ---------     ---------
    Net cash provided by (used in) investing
      activities ...................................       95,913       (61,153)      (18,669)
                                                        ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (repayments) from revolving line
    of credit, net .................................      (25,200)       49,100            --
  Proceeds from long-term debt .....................       17,812        25,344       110,000
  Payments on long-term debt .......................      (22,529)       (6,694)      (64,692)
  Debt issuance costs ..............................         (627)         (616)       (8,918)
  Issuance of common stock .........................           --         3,264         2,585
  Issuance of preferred stock ......................           --        14,550            --
  Repurchase of common stock .......................         (231)          (18)         (551)
  Dividend payments to minority interests ..........       (3,766)         (803)         (104)
                                                        ---------     ---------     ---------
    Net cash provided by (used in) financing
      activities ...................................      (34,541)       84,127        38,320
                                                        ---------     ---------     ---------
Effect of exchange rate changes on cash and
  cash equivalents .................................        5,578        (1,801)          395
                                                        ---------     ---------     ---------
Net increase (decrease) in cash and cash
  equivalents ......................................      (12,524)      (22,757)       12,297
Cash and cash equivalents of acquired companies ....           --            --        22,188
Cash and cash equivalents, beginning of period .....       15,152        37,909         3,424
                                                        =========     =========     =========
Cash and cash equivalents, end of period ...........    $   2,628     $  15,152     $  37,909
                                                        =========     =========     =========
SUPPLEMENTAL DISCLOSURES:
Interest paid ......................................    $  19,771     $  15,256     $   7,715
                                                        =========     =========     =========
Income taxes paid ..................................    $   6,698     $   2,402     $   2,021
                                                        =========     =========     =========

Noncash common stock transactions ..................    $   1,822     $   1,440     $     207
                                                        =========     =========     =========
New capital leases .................................    $     880     $   9,963     $   1,260
                                                        =========     =========     =========
Noncash proceeds from the sale of net assets .......    $      --            --     $   2,496
                                                        =========     =========     =========


                See notes to consolidated financial statements.

                            GEOLOGISTICS CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                         ADDITIONAL
                           PREFERRED STOCK       COMMON STOCK             PAID-IN              ACCUMULATED
                            SHARES  AMOUNT     SHARES        AMOUNT        CAPITAL               DEFICIT

BALANCE,
January 1, 1997 .........      --  $   --      2,016,667     $    2        $50,050           $    (9,244)

Sale of stock ...........                         85,119                     2,792

Repurchase of
common stock ............                        (27,560)                     (551)

Net loss ................                                                                        (19,658)

Foreign currency
translation adjustment ..
                           ------ -------      ---------      ----         -------           -----------

BALANCE,
December 31, 1997 .......      --      --      2,074,226          2         52,291               (28,902)

Sale of stock ...........  15,000  14,550         55,267                     3,098

Repurchase of
common stock ............                           (600)                      (18)

Net loss ................                                                                        (38,033)

Preferred stock
dividends ...............                                                                           (963)

Foreign currency
translation adjustment ..
                           ------ -------      ---------      ----         -------           -----------

BALANCE,
December 31, 1998 .......  15,000  14,550      2,128,893          2         55,371               (67,898)

Repurchase of
common stock ............                        (24,000)                     (231)

Sale of stock ...........                                                    1,822

Restricted stock grant ..                         25,000

Net loss ................                                                                        (49,711)

Preferred stock dividends                                                                         (2,100)

Foreign currency
translation adjustment ..
                           ------ -------      ---------      ----         -------           -----------

BALANCE,
December 31, 1999 .......  15,000 $14,550      2,129,893      $  2         $56,962           $  (119,709)
                           ====== =======      =========      ====         =======           ===========


                           NOTES
                         RECEIVABLE  CUMULATIVE        TOTAL             OTHER
                            FROM     TRANSLATION    STOCKHOLDERS'     COMPREHENSIVE    COMPREHENSIVE
                        STOCKHOLDERS  ADJUSTMENT    EQUITY(DEFICIT)   INCOME (LOSS)         LOSS
BALANCE,
January 1, 1997 .......     $(150)    $  (39)     $    40,619

Sale of stock ........       (207)                      2,585

Repurchase of
common stock ............                                (551)

Net loss ................                             (19,658)              $ (76)         $(19,734)
                                                                         ========          ========
Foreign currency
translation adjustment ..                (76)             (76)
                           --------   -------     -----------


BALANCE,
December 31, 1997 .......   (357)       (115)          22,919

Sale of stock ...........    166                       17,814

Repurchase of
common stock ............                                 (18)

Net loss ................                             (38,033)              (203)          (38,236)
                                                                         ========          ========

Preferred stock
dividends ...............                                (963)

Foreign currency
translation adjustment ..               (203)            (203)
                           --------   -------     -----------


BALANCE,
December 31, 1998 .......   (191)       (318)           1,516

Repurchase of
common stock ............                                (231)

Sale of stock ...........    191                        2,013

Restricted stock grant ..                                  --

Net loss ................                             (49,711)            $ 2,133          $(47,578)
                                                                         ========          ========
Preferred stock dividends                              (2,100)

Foreign currency
translation adjustment ..              2,133            2,133
                           --------   -------     -----------


BALANCE,
December 31, 1999 .......  $  --     $ 1,815      $   (46,380)
                           ========  =======      ===========


                See notes to consolidated financial statements.

                            GEOLOGISTICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1. GENERAL INFORMATION

         GeoLogistics Corporation ("GeoLogistics" or the "Company") was formed and incorporated in Delaware in 1996 by entities managed by William E. Simon and Sons, LLC ("WESS") and Oaktree Capital Management, LLC ("OCM"). GeoLogistics made three acquisitions during the period ended December 31, 1996, and one acquisition during each of the years ended December 31, 1997 and 1998.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of GeoLogistics and its majority owned subsidiaries. The Company records its investment in each unconsolidated affiliated company (20 to 50 percent ownership) at its related equity in the net assets of such affiliate. Other investments (less than 20 percent ownership) are recorded at cost. Intercompany accounts and transactions have been eliminated. The financial statements reflect minority interests in foreign affiliates acquired in connection with the acquisition of LEP International Worldwide Limited ("LIW")(see Note 3).

         RECLASSIFICATIONS. Certain amounts for prior years have been reclassified to conform with 1999 financial statement and footnote presentation.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less when purchased.

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

Maintenance and repairs are expensed as incurred. Estimated useful lives are as follows:


Transportation equipment................................................................            4-8 years
Operating equipment and other...........................................................            3-8 years
Buildings and leasehold improvements....................................................          25-40 years
Furniture and fixtures..................................................................           3-10 years
Capitalized software....................................................................            3-5 years

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

                            GEOLOGISTICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



         INTANGIBLE ASSETS. Intangible assets include principally costs in excess of net assets acquired in connection with the acquisitions described in
Note 3 which have been allocated among certain intangible items determined by management to have value such as software, agent and customer contracts, drivers' network and goodwill. Provision for amortization has been made on the straight-line method based upon the estimated useful lives of the intangible asset categories.

         The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If undiscounted net cash flows are insufficient to recover the carrying amount of its assets, then the assets are written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Based on present operations and strategic plans, the Company believes that no impairment exists other than the impairment described in Note 4.

         OTHER ASSETS. Other assets as of December 31, 1999 and 1998 consist primarily of pension assets of $15,195 and $14,088, respectively, investments in an affiliate and deposits related to certain operating leases.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value at December 31, 1999 and 1998 due to their short-term nature; the carrying value of the Company's revolving debt approximates fair value due to its variable interest rates. Fair values of other debt instruments were calculated based on broker quotes or quoted market prices or rates for the same or similar investments. As of December 31, 1999 and 1998, the carrying amount of other debt instruments subject to fair value disclosures was $110,000 with a fair value of $30,000 and $102,900, respectively. The fair value is not indicative of the amounts the Company would pay to redeem the debt. See Note 7 for redemption rights and obligations.

         FOREIGN CURRENCY TRANSLATION. The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets, including intangible assets, and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. Translation adjustments are included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. Income and expenses are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions are included in results of operations.

         FOREIGN CURRENCY RISK MANAGEMENT. The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes and allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to protect certain of its existing foreign assets, liabilities, commitments and anticipated foreign earnings. The Company may use a combination of financial instruments to manage these risks, including forward contracts or option related instruments. The principal currencies hedged are the British Pound, German Mark, Canadian Dollar and some Asian currencies such as the Hong Kong and Singapore dollar. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures for the next year. The gains and losses on these contracts are

                            GEOLOGISTICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

offset by changes in the value of the related exposures. At December 31, 1999 and 1998, the notional amount of the Company's outstanding forward contracts were approximately $5,872 and $44,500, respectively. The credit and market risks under these agreements are not considered to be significant since the counterparties have high credit ratings.

         It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to meet its objective as stated above. The Company does not enter into foreign currency or interest rate transactions for speculative purposes. Transaction gains for the years ended December 31, 1999, 1998 and 1997 were $583, $2,715 and $1,155 respectively.

         In June 1998, the Financial Accounting Standards Board Issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"), which was originally required to be adopted in years beginning after June 15, 1999. This new accounting standard will require that all derivatives be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the hedged assets, liabilities, or firm commitments are recognized through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the Company's financial position, results of operations, and cash flows.

         The FASB recently issued SFAS No. 137 which delays the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In addition, SFAS No. 137 requires that all derivatives that are expected to be hedges must be designated as such on the first day of the period in which the statement becomes effective. The Company, which utilizes fundamental derivatives to hedge changes in interest rates and foreign currencies, expects to adopt SFAS No. 133 effective January 1, 2001.

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

         ADVERTISING COSTS. The Company expenses all advertising costs in the year incurred. Advertising expense was $3,039 in 1999, $3,892 in 1998 and $897 in 1997.

         CREDIT RISK CONSIDERATIONS. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets into which services are sold, as well as their dispersion across many different geographic areas. The Company has recorded an allowance for doubtful accounts to estimate the difference between recorded receivables and ultimate collections. The allowance and provision for bad debts are adjusted periodically based upon the Company's evaluation of historical collection experience, industry trends and other relevant factors. The allowance for doubtful accounts was $21,032 and $21,862 at December 31, 1999 and 1998, respectively.

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

         EARNINGS PER SHARE. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed under the treasury stock method using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding warrants to purchase common stock. Incremental shares of zero, zero, and .1 million in 1999, 1998, and 1997, respectively, were not used in the calculation of diluted loss per common share due to their antidilutive effect.

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

         ACCUMULATED OTHER COMPREHENSIVE INCOME. Other comprehensive income in the financial statements of the Company represents foreign currency translation adjustments resulting from the conversion of the financial statements of foreign subsidiaries from local currency to U.S. dollars.

3. ACQUISITIONS AND DIVESTITURE

On May 2, 1996, the Company acquired all of the outstanding shares of Bekins, a major provider, through its Bekins Van Lines ("BVL") subsidiary, of interstate transportation of household goods and logistic services for high-tech, electronic, medical, and high-end consumer products, for $49,700 including assumptions of debt and acquisition costs. The consideration was comprised of $49,500 in cash and the exchange of 45,560 shares of Bekins stock valued at $200 for shares of GeoLogistics. The value assigned to the Company's stock issued in the exchange was based on treatment required by Emerging Issues Task Force ("EITF") publication 88-16 BASIS IN LEVERAGED BUYOUT TRANSACTIONS, which states that residual interest in the acquired company should be carried over at the predecessor's basis. Therefore, the $200 of basis previously included in Bekins was carried over to the shares of common stock of the Company. The excess of the purchase price over the fair value of the net assets acquired of $17,900 has been recorded as goodwill, and is being amortized on a straight-line basis over 40 years.

         The Company has pursued a strategy of converting company-owned Bekins Moving and Storage ("BMS") service centers into independent moving and storage agents, who will become part of the BVL agent network. Upon the acquisition of Bekins by the Company on May 2, 1996, BMS was treated as discontinued and the net remaining assets were classified as assets held for sale in the balance sheet. During 1997 all remaining assets of BMS were sold. Losses from operations since May 2, 1996 of $4,000, partially offset by the gain on sale of the assets of $2,600, were considered in the allocation of the purchase price.

         On October 31, 1996, the Company acquired all of the outstanding shares of Americas and Canada from LIW for $32,000 in cash including assumption of debt and acquisition costs. Americas and Canada provide domestic and international freight forwarding services, as well as value-added domestic logistic services. In September, 1999, the Company exited the domestic freight forwarding business and wrote off $3,500 of goodwill related to that business (see

                            GEOLOGISTICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


note 4). The remaining excess of the purchase price over the fair value of the net assets acquired of $17,400 is being amortized on a straight-line basis over 40 years. In addition to the acquisition of Americas and Canada, the Company acquired a 33.3% interest in the equity of LIW for the aggregate price of one dollar.

         On November 7, 1996, the Company acquired all of the outstanding shares of Services, an international project cargo freight forwarder that also specializes in premium international household relocation services, for $30,000 including assumption of debt and acquisition costs. The consideration was comprised of $27,000 in cash and $3,000 of the Company's common stock (valued at $30 per share, the same price paid by shareholders for additional stock purchases made on October 31, 1996). The excess of the purchase price over the fair value of the net assets acquired of $18,900 has been recorded as goodwill and is being amortized on a straight-line basis over 25 years.

         On September 30, 1997, the Company increased its holdings of LIW's common stock, a United Kingdom based international freight forwarder with operations primarily in Europe and Asia, from 33.3% to 75.2%. In December 1997, the Company acquired LIW's remaining outstanding common stock and acquired and retired LIW's outstanding preferred stock. Consideration included cash and warrants to purchase 19,045 shares of common stock of the Company at an exercise price of $45 per share under terms similar to previously issued warrants. The transaction has been accounted for under the purchase method of accounting. The purchase price ($14,500, including assumption of debt and acquisition costs) has been allocated to the assets acquired and liabilities assumed based on their fair value at the date of purchase. The operating results of each acquired company are included in the results of the Company from the respective dates of acquisition.

         On July 13, 1998, the Company purchased substantially all of the operating assets and assumed certain of the liabilities of Caribbean Air Services, Inc. ("CAS"), for aggregate cash consideration of $27,000. CAS is a provider of air logistics services between the United States, Puerto Rico, and the Dominican Republic. Goodwill of approximately $27,200 was recorded and being amortized over 25 years. On September 10, 1999, the Company sold substantially all of the assets of its GLAS business unit which was comprised of CAS and certain operations of another subsidiary ("GLAS Assets") for aggregate cash consideration of approximately $116,000. The $68,920 gain on this sale has been reflected in the consolidated financial statements for the year ended December 31, 1999.

         The sale proceeds were applied by the Company to fund a $10,000 escrow account in connection with certain warranties to the purchaser, pay fees and expenses associated with the transaction and reduce revolving debt that was secured by the GLAS Assets. As of December 31, 1999, the Company has recorded a $1,800 allowance relating to the warranties and subsequent to December 31, 1999, the Company settled certain remaining obligations and warranties associated with the escrow account and obtained the release of $8,200.

For the year ended December 31, 1999, revenues and operating income from the GLAS operations were approximately $66,800 and $10,500, respectively.

4.        RESTRUCTURING AND OTHER NON-RECURRING CHARGES/ASSET IMPAIRMENT CHARGES

         On March 4, 1999, the Company announced the intended restructuring of its GeoLogistics Americas ("Americas") business as a result of a difficult domestic freight forwarding environment. Due to lower volumes in the European region, the Company initiated a process to reevaluate the operations of its other business units to determine what initiatives could be taken to reduce costs and streamline administrative operations. As part of this restructuring process a new management team was put in place in an effort to improve global operating

                            GEOLOGISTICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


results.

         In connection with these efforts, the Company (a) exited the majority of its domestic freight forwarding portion of Americas business at the end of the third quarter of 1999, (b) is rationalizing personnel such that their numbers and skill sets are suited to the ongoing services and volumes of the business, (c) closed, or will close, facilities in the United States and Europe, (d) arranged for the settlement of remaining obligations to the selling shareholders of the project forwarding and international household goods relocation services business and integrated the project forwarding business into the Americas business and the international household goods relocation services into Bekins and (e) revalued assets to reflect fair values. The aggregate charge for these actions is expected to be approximately $34,600 of which $30,885 was recorded in 1999 and the remaining balance of $3,715 is expected to be recorded in the first half of 2000. The restructuring and non-recurring charges include provisions for the termination of 460 sales, administrative and warehouse employees globally at a cost of approximately $16,600. Of this cost $13,900, representing the termination of 420 employees, was recorded in 1999 and $2,700 which relates to the termination of the remaining 40 employees is expected to be recorded in the first half of 2000. The restructuring and non-recurring charge is also comprised of $1,600 related to facility closure and lease terminations, $1,500 additional allowance for bad debts, $1,100 for the termination of certain agreements, and $900 for other miscellaneous exit costs. Accrued liabilities at December 31, 1999 included approximately $7,700 of future severance payments related to 176 employees terminated prior to December 31, 1999; approximately $1,100 related to facility closure and exit costs; and $1,000 was included in allowance for doubtful accounts. The non-cash charges for asset impairment relate to the write-off of $3,500 of goodwill as a result of exiting the domestic freight forwarding portion of Americas' business, a $6,800 reevaluation of capitalized software costs and $1,600 related to the pending sale of certain property of its Italian subsidiary. In addition to actions for which immediate financial recognition is required, many additional actions have been taken including revised incentive plans for the sales and management staffs (including the employees who will continue to operate the international freight forwarding operations in the United States), expansion of logistics facilities in Thailand and expansion of facilities and logistics capabilities in China.

5. INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                           DECEMBER 31,
                                                                    -------------------------               AMORTIZATION
                                                                     1999              1998                    PERIOD
                                                                   --------          --------                  ------

                  Goodwill...................................      $ 55,653           $ 83,902               25-40 years
                  Agent contracts............................         3,291              5,610                 2-5 years
                  Customer contracts.........................           486              2,045                   2 years
                  Debt issuance costs........................         9,327              9,404                5-10 years
                  Trademarks.................................         1,307                885                  10 years
                  Other......................................           249                853                   4 years
                                                                   --------           --------
                                                                     70,313            102,699
                  Less accumulated
                      amortization..............                    (15,028)           (11,425)
                                                                   --------           --------
                                                                   $ 55,285           $ 91,274
                                                                   ========           ========


6. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER NONCURRENT LIABILITIES

         Accounts payable includes checks outstanding against the Company's central disbursement accounts. Arrangements with the Company's banks do not call for reimbursement until the checks are presented for payment. Such outstanding checks totaled approximately $7,000 and $14,300 at December 31, 1999 and 1998, respectively.

         Accrued expenses and other noncurrent liabilities consist of the following:


                                                                                          DECEMBER 31,
                                                                                 ----------------------------
                                                                                   1999                1998
                                                                                 --------            --------

ACCRUED EXPENSES
Transportation............................................................       $ 42,998            $ 87,445
Employee related..........................................................         23,723              25,865
Restructuring reserve.....................................................          8,816                   -
Rents and utilities.......................................................            837                 889
Insurance and litigation..................................................          8,036               9,321
Acquisition related.......................................................          3,192               4,177
Customer programs.........................................................          2,638               2,124
Accrued interest..........................................................          2,950               2,914
VAT/Sales tax payables....................................................          2,196               3,097
Other.....................................................................         21,290              13,687
                                                                                 --------            --------
                                                                                 $116,676            $149,519
                                                                                 ========            ========

OTHER NONCURRENT LIABILITIES
Employee benefit programs.................................................       $ 25,765            $ 30,034
Insurance.................................................................          3,583               5,192
Acquisition related.......................................................          7,101               8,054
Preferred dividend payable................................................          3,083                 963
Other.....................................................................          7,215               8,157
                                                                                 --------            --------
                                                                                 $ 46,747            $ 52,400
                                                                                 ========            ========


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

         ACQUISITION RESERVES. In conjunction with the Company's 1996 acquisitions, the Company recorded certain acquisition reserves related to the closure of duplicate administrative and warehouse facilities, consolidation of redundant business systems, and reduction of personnel performing duplicate tasks. Estimated termination benefits include approximately $3,800 for severance, wage continuation, medical and other benefits for approximately 200 employees. Facility closures and related costs include estimated net losses on disposal of property, plant and equipment, lease payments and related costs of $3,900. Approximately $1,600 was accrued for all other consolidation, relocation and related activities. In 1997, the Company adjusted certain of these reserves and recorded additional reserves in connection with the acquisition of LIW relating to redundant office facilities ($1,300), terminations and relocations of approximately 40 people ($2,600) and facility closures ($4,600). All costs were accrued as part of the purchase accounting in accordance with approved management plans. In 1998, the Company utilized $8,600 of reserves recorded in the acquisitions previously discussed and recorded additional reserves of $300 for facility closures relating to the CAS acquisition and $600 for redundant facilities relating to the LIW Acquisition. In 1999, the Company

                            GEOLOGISTICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

utilized $1,938 of the aforementioned reserves. As of December 31, 1999, the remaining acquisition reserves of $10,293 relate primarily to lease termination costs, litigation reserves, various tax liabilities and employment termination liabilities.

7. LONG-TERM DEBT

         Long-term debt consists of the following:


                                                                                             DECEMBER 31,
                                                                                        ----------------------
                                                                  INTEREST RATES         1999           1998
                                                                   --------------       --------      --------
Senior Notes..................................                               9.75%      $110,000      $110,000
Promissory Notes..............................                       8.25% - 9.50%             -        15,000
Revolving Credit Facility.....................                       8.50% - 9.97%        23,900        49,100
Supplemental Commitment.......................                               9.97%        15,000             -
Capital lease obligations, due in various installments
   through 2003...............................                      5.04% - 18.79%         6,268        10,548

Other.........................................                      4.07% - 14.14%         9,969        11,078
                                                                                        --------      --------
                                                                                         165,137       195,726
Less current portion..........................                                            12,222        12,549
                                                                                        --------      --------
                                                                                        $152,915      $183,177
                                                                                        --------      --------
                                                                                        --------      --------

The assets under capital leases represent primarily computer equipment with a net book value as follows:



                                                                                                DECEMBER 31,
                                                                                           ------------------------
                                                                                            1999             1998
                                                                                           -------          -------
                 Cost                                                                      $13,269          $11,354
                 Accumulated depreciation                                                   (7,078)          (3,050)
                                                                                           -------          -------

                 Net book value                                                            $ 6,191           $8,304
                                                                                           =======           ======


         Future minimum payments of the Company's long-term debt (exclusive of payments for maintenance, insurance, taxes, and other expenses related to capital leases) as of December 31, 1999 are as follows:


                                                            CAPITAL
                                                             LEASES          DEBT          TOTAL
                                                             ------          ----          -----

2000..................................................       $4,004        $47,522        $51,526
2001..................................................        2,098            708          2,806
2002..................................................          746            639          1,385
2003..................................................          110              -            110
2004..................................................            -              -              -
Thereafter............................................            -        110,000        110,000
                                                             ------       --------       --------
                                                              6,958        158,869        165,827
Less amounts representing interest                              690              -            690
                                                             ------       --------       --------

                                                             $6,268       $158,869       $165,137
                                                             ======       ========       ========


         SENIOR NOTES: In October 1997 the Company issued $110,000 in aggregate principal amount of its 9 3/4 % Senior Notes (the "Notes") which are due October 15, 2007, and are general unsecured obligations of the Company. The Notes are fully and unconditionally guaranteed on a

                            GEOLOGISTICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


joint and several senior basis by all existing and future domestic Restricted Subsidiaries (as defined in the indenture relating to the Notes). Three of the Company's domestic subsidiaries hold as their sole assets all of the issued and outstanding equity interests of the Company's non-guarantor foreign subsidiaries. The Notes are subject to various covenants, including, limitations on additional indebtedness, restricted payments, dividends and payment restrictions on the ability of the Company's subsidiaries to pay dividends. The Notes may not be redeemed at the option of the Company prior to October 15, 2002, except in connection with one or more public equity offerings by the Company. Upon the occurrence of a Change of Control, the holders of the Notes would have the right to require the Company to purchase their Notes at a price equal to 101% of the then outstanding aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

         The following is condensed combined financial information of guarantor and non-guarantor subsidiaries for 1999, 1998 and 1997:

                            GEOLOGISTICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


------------------------------------------------------------------------------------------------------------------------------------
                                                                       BALANCE SHEET AS OF DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                  PARENT         GUARANTOR         NON-GUARANTOR
                                                  COMPANY       SUBSIDIARIES        SUBSIDIARIES        ELIMINATIONS      COMBINED

------------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents................        $ 1,621           $(2,365)             $  3,372         $       -      $  2,628
------------------------------------------------------------------------------------------------------------------------------------
    Accounts receivable trade, net...........         (1,023)           79,275               209,285           (42,045)      245,492
------------------------------------------------------------------------------------------------------------------------------------
    Property, net............................          1,766             19,427               54,790                  -       75,983
------------------------------------------------------------------------------------------------------------------------------------
    Intangible assets, net...................          6,496             45,467                4,267              (945)       55,285
------------------------------------------------------------------------------------------------------------------------------------
    Other assets.............................        195,841              6,076              335,402          (469,051)       68,268
                                                     -------           --------             --------         ----------     --------
------------------------------------------------------------------------------------------------------------------------------------
      Total assets...........................       $204,701           $147,880             $607,116         $(512,041)     $447,656
                                                    ========           ========             ========         ==========     ========
------------------------------------------------------------------------------------------------------------------------------------
   Current liabilities.......................        $ 6,933           $ 91,447             $239,185         $ (45,278)     $292,287
------------------------------------------------------------------------------------------------------------------------------------
    Long-term debt...........................        149,154                867                2,894                  -      152,915
------------------------------------------------------------------------------------------------------------------------------------
    Other non-current liabilities............         17,125             81,777              126,956          (177,024)       48,834
------------------------------------------------------------------------------------------------------------------------------------
    Stockholders' equity (deficit)...........         31,489            (26,211)             238,081          (289,739)     (46,380)
                                                     -------           --------             --------         ----------     --------
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and

        Stockholders' equity (deficit).......       $204,701           $147,880             $607,116         $(512,041)     $447,656
                                                    ========           ========             ========         ==========    ========
------------------------------------------------------------------------------------------------------------------------------------


 -----------------------------------------------------------------------------------------------------------------------------------
                                                           STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999

 -----------------------------------------------------------------------------------------------------------------------------------
                                                  PARENT         GUARANTOR         NON-GUARANTOR
                                                  COMPANY       SUBSIDIARIES        SUBSIDIARIES       ELIMINATIONS       COMBINED
 -----------------------------------------------------------------------------------------------------------------------------------

 -----------------------------------------------------------------------------------------------------------------------------------
     Revenues.................................       $  -           $596,031           $1,116,804         $(154,631)    $1,558,204
 -----------------------------------------------------------------------------------------------------------------------------------
     Transportation and other direct                    -            465,479              884,462          (154,631)     1,195,310
       costs..................................
 -----------------------------------------------------------------------------------------------------------------------------------
     Operating expenses.......................     13,188            156,666              228,215                -         398,069
 -----------------------------------------------------------------------------------------------------------------------------------
     Restructuring and other non-
     recurring charges                              2,213              9,872                6,912                -          18,997
 -----------------------------------------------------------------------------------------------------------------------------------
     Asset impairment charges.................      2,152              5,926                3,810                -          11,888
                                                ---------           ---------            --------        ----------      ---------
 -----------------------------------------------------------------------------------------------------------------------------------
    Operating loss............................   (17,553)            (41,912)              (6,595)               -         (66,060)
 -----------------------------------------------------------------------------------------------------------------------------------
     Gain on sale of business.................         -              68,920                    -                -          68,920
 -----------------------------------------------------------------------------------------------------------------------------------
     Interest and other, net..................    (4,092)            (15,371)              (4,372)               -         (23,835)
 -----------------------------------------------------------------------------------------------------------------------------------
     Income tax provision.....................     1,537              25,132                  589                -          27,258
 -----------------------------------------------------------------------------------------------------------------------------------
     Minority interests.......................         -                   -                1,478                -           1,478
                                                ---------           ---------            --------        ----------      ---------
 -----------------------------------------------------------------------------------------------------------------------------------
        Net (loss) income.....................  $(23,182)           $ (13,495)           $(13,034)       $       -       $ (49,711)
                                                =========           =========            ========        ==========      =========
 -----------------------------------------------------------------------------------------------------------------------------------

 -----------------------------------------------------------------------------------------------------------------------------------

                                                             STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999

 -----------------------------------------------------------------------------------------------------------------------------------
 -----------------------------------------------------------------------------------------------------------------------------------
                                                  PARENT         GUARANTOR         NON-GUARANTOR
                                                  COMPANY       SUBSIDIARIES        SUBSIDIARIES       ELIMINATIONS      COMBINED
 -----------------------------------------------------------------------------------------------------------------------------------
       Cash flows from:

    --------------------------------------------------------------------------------------------------------------------------------
          Operating activities.................  $ 21,741       $(99,028)           $ (2,187)         $          -        $(79,474)
    --------------------------------------------------------------------------------------------------------------------------------
          Investing activities:

    --------------------------------------------------------------------------------------------------------------------------------
         Purchases of property and
           equipment, net......................     6,928         (6,293)             (7,426)                    -          (6,791)

    --------------------------------------------------------------------------------------------------------------------------------
          Proceeds from sale of business.......         -        102,704                    -                    -         102,704
                                                  -------       --------              -------           ----------        --------
    --------------------------------------------------------------------------------------------------------------------------------
      Net investing ...........................     6,928         96,411              (7,426)                    -          95,913

    --------------------------------------------------------------------------------------------------------------------------------
        Financing activities:

    --------------------------------------------------------------------------------------------------------------------------------
        Debt transactions, net.................   (26,844)        (2,282)             (1,418)                    -         (30,544)

    --------------------------------------------------------------------------------------------------------------------------------
        Equity transactions, net...............      (231)             -                   -                     -            (231)

    --------------------------------------------------------------------------------------------------------------------------------
        Dividend payments to minority
          interests............................          -             -              (3,766)                    -          (3,766)
                                                   -------       -------              ------            ----------        --------
    --------------------------------------------------------------------------------------------------------------------------------
       Net financing...........................    (27,075)       (2,282)             (5,184)                    -         (34,541)
    --------------------------------------------------------------------------------------------------------------------------------
        Effect of exchange rate
         changes in cash and
         cash equivalents......................          -             -               5,578                     -           5,578
                                                   -------       -------              ------            ----------        --------
    --------------------------------------------------------------------------------------------------------------------------------
       Net increase (decrease) in cash
         and cash equivalents..................      1,594        (4,899)             (9,219)                    -         (12,524)
    --------------------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents,
        beginning of year......................         27         2,534              12,591                     -          15,152
                                                    -------      -------              ------            ----------        --------
    --------------------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents, end of year..     $1,621        $(2,365)            $3,372               $     -        $  2,628
                                                   =======        ========            ======            ==========        ========
    --------------------------------------------------------------------------------------------------------------------------------

                            GEOLOGISTICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




------------------------------------------------------------------------------------------------------------------------------------
                                                                       BALANCE SHEET AS OF DECEMBER 31, 1998

------------------------------------------------------------------------------------------------------------------------------------
                                                  PARENT         GUARANTOR         NON-GUARANTOR
                                                  COMPANY       SUBSIDIARIES        SUBSIDIARIES        ELIMINATIONS      COMBINED

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents................           $ 27             $2,534             $ 12,591         $       -     $ 15,152
------------------------------------------------------------------------------------------------------------------------------------
    Accounts receivable trade, net...........              -            102,545              197,814           (33,312)     267,047
------------------------------------------------------------------------------------------------------------------------------------
    Property, net............................         10,761             22,499               61,994                 -       95,254
------------------------------------------------------------------------------------------------------------------------------------
    Intangible assets, net...................          9,372             78,902                3,971              (971)      91,274
------------------------------------------------------------------------------------------------------------------------------------
    Other assets.............................        221,628             33,138              334,945          (509,260)      80,451
                                                    --------           --------             --------         ---------     --------
------------------------------------------------------------------------------------------------------------------------------------
      Total assets...........................       $241,788           $239,618             $611,315         $(543,543)    $549,178
                                                    ========           ========             ========         =========     =========
------------------------------------------------------------------------------------------------------------------------------------

    Current liabilities......................         $5,283           $116,010             $224,114         $ (35,703)    $309,704
------------------------------------------------------------------------------------------------------------------------------------
    Long-term debt...........................        175,361              2,809                5,007                 -      183,177
------------------------------------------------------------------------------------------------------------------------------------
    Other non-current liabilities............          6,156            137,932              125,134          (214,441)      54,781
------------------------------------------------------------------------------------------------------------------------------------
    Stockholders' equity (deficit)...........         54,988            (17,133)             257,060          (293,399)       1,516
                                                    --------           --------             --------         ---------     --------
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
        Stockholders' equity (deficit).......       $241,788           $239,618             $611,315         $(543,543)     $549,178
                                                    ========           ========             ========         ==========     ========
------------------------------------------------------------------------------------------------------------------------------------

 -----------------------------------------------------------------------------------------------------------------------------------
                                                            STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998

 -----------------------------------------------------------------------------------------------------------------------------------
 -----------------------------------------------------------------------------------------------------------------------------------
                                                    PARENT           GUARANTOR         NON-GUARANTOR
                                                    COMPANY         SUBSIDIARIES        SUBSIDIARIES       ELIMINATIONS     COMBINED
 -----------------------------------------------------------------------------------------------------------------------------------
     Revenues.................................          $ -           $635,209           $1,016,117         $(124,573)   $1,526,753
 -----------------------------------------------------------------------------------------------------------------------------------
     Transportation and other direct
       costs..................................            -            493,472              785,634          (124,573)    1,154,533
 -----------------------------------------------------------------------------------------------------------------------------------
    Operating expenses.......................        11,345            157,702              215,347                 -       384,394
                                                    --------           --------              -------        ---------      ---------
 -----------------------------------------------------------------------------------------------------------------------------------
    Operating profit (loss)...................      (11,345)           (15,965)              15,136                 -       (12,174)
 -----------------------------------------------------------------------------------------------------------------------------------
     Interest and other, net..................       (2,654)           (12,892)              (1,652)                -       (17,198)
 -----------------------------------------------------------------------------------------------------------------------------------
     Income tax benefit (provision)...........        4,899             (7,446)              (5,182)                -        (7,729)
 -----------------------------------------------------------------------------------------------------------------------------------
     Minority interests.......................            -                  -                 (932)                -          (932)
                                                    --------           --------              -------        ---------      ---------
 -----------------------------------------------------------------------------------------------------------------------------------
        Net (loss) income.....................      $(9,100)          $(36,303)             $ 7,370         $       -      $(38,033)
                                                    ========          =========             ========        =========      =========
 -----------------------------------------------------------------------------------------------------------------------------------

 -----------------------------------------------------------------------------------------------------------------------------------
                                                              STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1998

 -----------------------------------------------------------------------------------------------------------------------------------
                                                    PARENT           GUARANTOR        NON-GUARANTOR
                                                    COMPANY        SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS    COMBINED

 -----------------------------------------------------------------------------------------------------------------------------------

    --------------------------------------------------------------------------------------------------------------------------------
       Cash flows from:

    -------------------------------------------------------------------------------------------------------------------------------
          Operating activities.................       $(20,353)      $(27,962)         $ 4,268              $117     $(43,930)
    --------------------------------------------------------------------------------------------------------------------------------
          Investing activities:

    --------------------------------------------------------------------------------------------------------------------------------
         Purchases of property and
           equipment, net......................         (5,728)       (19,136)          (9,156)                -      (34,020)
    -------------------------------------------------------------------------------------------------------------------------------
          Business acquisitions................               -       (27,133)               -                 -      (27,133)
                                                      ---------        -------         --------             ------   ----------
    --------------------------------------------------------------------------------------------------------------------------------
      Net investing                                     (5,728)       (46,269)          (9,156)                -      (61,153)
    --------------------------------------------------------------------------------------------------------------------------------
        Financing activities:
    --------------------------------------------------------------------------------------------------------------------------------
        Debt transactions, net.................         (1,504)        74,489           (5,734)             (117)      67,134
    --------------------------------------------------------------------------------------------------------------------------------
        Equity transactions, net...............          17,796             -                -                 -       17,796
    --------------------------------------------------------------------------------------------------------------------------------
        Dividend payments to minority
          interests............................               -             -             (803)                -         (803)
                                                      ---------        -------         --------             ------   ----------
    --------------------------------------------------------------------------------------------------------------------------------
       Net financing                                     16,292        74,489           (6,537)             (117)      84,127
                                                      ---------        -------         --------             ------   ----------
        Effect of exchange rate
         changes in cash and
         cash equivalents......................           2,238             -           (4,039)                -       (1,801)
                                                      ---------        -------         --------             ------   ----------
    --------------------------------------------------------------------------------------------------------------------------------
       Net increase (decrease) in cash and
         cash equivalents......................         (7,551)           258          (15,464)                -      (22,757)
    --------------------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents,
        beginning of year......................           7,578         2,276           28,055                 -       37,909
                                                      ---------        -------         --------             ------   ----------
    --------------------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents, end of  year

                                                           $ 27        $2,534          $12,591               $ -      $15,152
                                                      =========        =======         ========             =======  ==========
    --------------------------------------------------------------------------------------------------------------------------------

                            GEOLOGISTICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

------------------------------------------------------------------------------------------------------------------------------------
                                                              STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997

------------------------------------------------------------------------------------------------------------------------------------
                                                    PARENT         GUARANTOR         NON-GUARANTOR
                                                    COMPANY       SUBSIDIARIES        SUBSIDIARIES       ELIMINATIONS       COMBINED
------------------------------------------------------------------------------------------------------------------------------------
     Revenues.................................       $     -           $661,201             $367,377          $(50,329)     $978,249
------------------------------------------------------------------------------------------------------------------------------------
     Transportation and other direct
       costs..................................             -            519,892              289,486           (50,329)      759,049
------------------------------------------------------------------------------------------------------------------------------------
     Operating expenses.......................         2,917            159,664               72,550                  -      235,131
                                                     -------            -------               ------          ---------      -------
------------------------------------------------------------------------------------------------------------------------------------
    Operating profit (loss)...................       (2,917)           (18,355)                5,341                  -     (15,931)
------------------------------------------------------------------------------------------------------------------------------------
     Interest and other, net..................         (735)            (7,016)              (1,036)                  -      (8,787)
------------------------------------------------------------------------------------------------------------------------------------
     Income tax benefit (provision)...........        1,410              8,612               (1,602)                  -        8,420
------------------------------------------------------------------------------------------------------------------------------------
     Minority interests.......................            -                  -               (1,067)                  -      (1,067)
------------------------------------------------------------------------------------------------------------------------------------
    Extraordinary loss........................       (1,666)              (420)                (207)                  -      (2,293)
                                                    --------          ---------              -------               ----    ---------
------------------------------------------------------------------------------------------------------------------------------------
        Net (loss) income.....................      $(3,908)          $(17,179)              $ 1,429               $  -    $(19,658)
                                                    ========          =========              =======               ====    =========
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                              STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1997

------------------------------------------------------------------------------------------------------------------------------------
                                                      PARENT         GUARANTOR         NON-GUARANTOR
                                                      COMPANY       SUBSIDIARIES        SUBSIDIARIES       ELIMINATIONS    COMBINED
------------------------------------------------------------------------------------------------------------------------------------
       Cash flows from:
    --------------------------------------------------------------------------------------------------------------------------------
       Operating activities....................         $ 2,996          $ (8,116)            $ (2,568)         $(61)     $ (7,749)
    --------------------------------------------------------------------------------------------------------------------------------
       Investing activities:
    --------------------------------------------------------------------------------------------------------------------------------
         Business acquisitions - net:                  (14,470)                 -                    -             -       (14,470)
    --------------------------------------------------------------------------------------------------------------------------------
         Purchases of property and
           equipment, net......................         (4,715)             1,937              (1,421)             -       (4,199)
    --------------------------------------------------------------------------------------------------------------------------------
       Financing activities:
    --------------------------------------------------------------------------------------------------------------------------------
        Debt transactions, net.................          21,672             5,238                9,315             61        36,286
    --------------------------------------------------------------------------------------------------------------------------------
        Equity transactions, net...............           2,034                 -                    -              -         2,034
                                                      ---------            ------              --------           ---       --------
    --------------------------------------------------------------------------------------------------------------------------------
        Net financing..........................          23,706             5,238                 9,315            61        38,320
    --------------------------------------------------------------------------------------------------------------------------------
        Effect of exchange rate
         changes in cash and
         cash equivalents......................               -                  -                   395            -           395
                                                      ---------            ------              --------           ---       --------
    --------------------------------------------------------------------------------------------------------------------------------
       Net increase (decrease) in cash and
         cash equivalents......................           7,517              (941)                5,721             -        12,297
    --------------------------------------------------------------------------------------------------------------------------------
       Cash of acquired companies..............               -                 -                22,188             -        22,188
    --------------------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents,

        Beginning of year......................              61              3,217                  146             -         3,424
                                                      ---------            ------              --------           ---       --------
    --------------------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents, end of  year

                                                         $7,578            $ 2,276              $28,055           $  -      $ 37,909
                                                      =========            =======             ========           ====      ========
    --------------------------------------------------------------------------------------------------------------------------------

                            GEOLOGISTICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)





         The indenture relating to the Company's Senior Notes generally provides that, subject to certain exceptions, the Company not incur indebtedness unless on the date of such incurrence the consolidated coverage ratio of the Company exceeds 2.25 to 1.0 and that the restricted subsidiaries of the Company may not incur indebtedness unless on the date of such incurrence the consolidated coverage ratio of the Company exceeds 2.5 to 1.0. The indenture permits the Company to incur up to $115,000 of total indebtedness (consisting of $100,000 of bank debt and $15,000 of other debt) notwithstanding the Company's inability to meet the consolidated coverage ratio test. As of December 31, 1999, the Company had incurred $3,300 of other debt and would have been able to incur an additional $11,700 of other debt pursuant to the terms of the indenture. In addition, the indenture permits the Company to incur up to $30,000 under its foreign credit facilities notwithstanding the Company's inability to meet the consolidated coverage ratio test. As of December 31, 1999, the Company had incurred $12,900 of indebtedness under its foreign credit facilities and, as of such date, would have been able to incur an additional $17,100 of indebtedness under such facilities in compliance with the terms of the indenture.

         The Company's indenture related to the Senior Notes contain certain restrictive covenants. These restrictive covenants include limitations related to the maintenance of networth indebtedness, restricted payments, sales of assets and subsidiary stock, transactions with affiliates, provisions relating to changes of control, liens, sale or issuance of capital stock of restricted subsidiaries, sale/leaseback transactions, and restrictions on mergers, consolidation and sales of assets.

         PROMISSORY NOTES: In July, 1998 the Company borrowed $15,000 pursuant to a term loan executed by and among the Company and ING (U.S.) Capital Corporation. The loan was unsecured and was evidenced by promissory notes in aggregate principal amount of $15,000 due March 31, 2000 (the "Promissory Notes"). Borrowings under the facility were guaranteed by certain direct and indirect subsidiaries of the Company, each of which was either a borrower or guarantor under the Company's existing loan agreement or its 9 3/4% Senior Notes due 2007. In February 1999, the Promissory Notes were repaid with borrowings incurred by the Company pursuant to Amendment No. 3 to Amended and Restated Loan Agreement discussed below.

         REVOLVING CREDIT FACILITY. At December 31, 1999, $23,900 was outstanding under the Facility and the Company had an eligible borrowing base of $50,500. Letters of credit of $9,800 were outstanding, leaving approximately $16,800 of unused availability under the facility. Interest on the facility accrues at either the prime rate or LIBOR plus an applicable interest margin. At December 31, 1999, the floating margin rate was 2.00% for prime rate loans and 3.50% for LIBOR loans.

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

         On February 26, 1999, the Company executed an amendment to its bank credit facility (the "February Amendment"). The February Amendment, among other things, (a) included covenants that were required due to pending results of the Company, (b) provided for an additional $30,500 commitment ("Supplemental Commitment") by one of the Company's existing lenders, (c) required the obligors under the bank credit facility to grant a security interest in all of

                            GEOLOGISTICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)





their personal property, including all trademarks and other intangibles, to the extent not already included in the collateral, and certain property to secure the loans under the bank credit facility and (d) increased the margins applicable to Eurodollar and base rate loans based on specified funded debt ratios.

         As a result of the disposition of GLAS in September 1999 (see Note 3) the Company, together with its guarantor subsidiaries entered into an amendment to the revolving credit agreement ("the September Amendment"). Among other changes, the September Amendment provided for (a) reductions in credit availability from $100,000 to $50,500 in the aggregate (b) reductions in the percentage of eligible accounts receivable that qualify for the U.S. and United Kingdom borrowing base which affect the Company's ability to incur debt under the revolving credit facility, (c) the change in the maturity date to March 31, 2000, (d) the reduction of the Supplemental Commitment from $30,000 to $15,000 and (e) the amendment of the EBITDA covenant and the elimination of the interest coverage ratio covenant. Amounts outstanding related to the Supplemental Commitment and Revolving Credit Facility were repaid subsequent to December 31, 1999 with borrowings incurred pursuant to the New Revolver.

         NEW REVOLVER. On March 31, 2000, the Company borrowed against a new Loan and Security Agreement (the "New Revolver") with Congress Financial Corporation (Western), a subsidiary of First Union Bank (the "Lender"). The three-year New Revolver provides for maximum borrowings of $90,000 and is comprised of three separate agreements, one in each of the United States, Canada and the United Kingdom. This facility replaces the credit facility in place at December 31, 1999 by and among the Company and ING (U.S.) Capital Corporation and the lenders party thereto. The Company expects that the New Revolver will provide a sufficient level of flexibility and capacity to allow for the completion of the aforementioned restructuring. In addition, the significant reduction in associated fees and borrowing costs in comparison to the existing facility will assist the Company in achieving improved financial performance.

         The three agreements making up the New Revolver involve four borrowers in the United States and the operating companies in both the United Kingdom and Canada. The four borrowers in the United States are comprised of Bekins Worldwide Solutions, Bekins Van Lines, GeoLogistics Services and GeoLogistics Americas. The individual agreement credit levels are $50,000 in the United States, $15,000 in Canada and $25,000 in the United Kingdom. The agreements allow for a maximum increase or decrease of $5,000 in the United States facility with a corresponding decrease or increase in the Canadian facility. Such adjustments are limited to once per quarter. The maximum amount that can be borrowed is equal to 85% of eligible billed receivables plus 65% of eligible unbilled or accrued receivables as defined in the agreement plus 100% of the face amount of letters of credit provided by affiliates of stockholders.

         Interest rate spreads are set according to levels of the Company's EBITDA on a trailing twelve-month basis. These spreads are set at 0.25% over prime for such borrowings and 2.75% over LIBOR for eurodollar borrowings until the first such test period which will be the twelve months ended September 30, 2000 and quarterly thereafter. Applicable spreads can range from 0% to 0.5% on prime borrowings and from 2.5% to 3.0% for eurodollar borrowings.

         Collateral liens on accounts receivable as well as general and specific liens on other assets of the Company are provided to the Lender. Financial covenant tests will be restricted to minimum net worth tests for GeoLogistics Corporation and the Borrower group taken as a whole.

         The facility has a letter of credit sub-limit of $30,000 and places certain restrictions on the Company and its borrower subsidiaries in the areas of asset sales, additional liens, additional indebtedness, investments, dividends and affiliate transactions. Management does not believe that these restrictions will impair the Company's ability to perform or reach

                            GEOLOGISTICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



performance goals.

Additional information on the Company's borrowings is as follows:



                                                                                            YEAR ENDED DECEMBER 31,
                                                                                         ------------------------------
                                                                                          1999           1998
                                                                                         --------       --------
Average balance outstanding............................                                  $206,446       $158,229
Maximum balance outstanding............................                                   245,518        185,178
Weighted average interest rate.........................                                     9.87%          9.42%

8.  INCOME TAXES

The Company and its U.S. subsidiaries file their federal income tax return on a consolidated basis. At December 31, 1999, the Company's U.S. net operating loss ("NOL") carryforwards available to offset future taxable income were approximately $55,000, which expire in 2009 through 2019. The availability of tax benefits of such NOL carryforwards to reduce the Company's federal income tax liabilities is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"). In addition, at December 31, 1999, various foreign subsidiaries of the Company have aggregate NOL carryforwards for foreign income tax purposes of approximately $150,000, which are subject to significant restrictive provisions in certain countries. Approximately $18,000 of the foreign NOL's expire between 2000 and 2006 and $132,000 have an indefinite life. Management believes that the realization of the entire net deferred tax asset is uncertain and has established a valuation allowance due to such uncertainty.

         No provision was made at December 31, 1999 for accumulated earnings of certain overseas subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely.

         Domestic loss from operations before income taxes, minority interests and extraordinary loss was approximately $12,800, $38,500 and $27,700 for the years ended December 31, 1999, 1998, and 1997 respectively. Foreign income (loss) before income taxes, minority interests and extraordinary loss was $(8,200), $9,100 and $3,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

         The following summarizes the effect of deferred income tax items and the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and loss carryforwards comprising the net deferred tax asset are as follows:


                                                                                                DECEMBER 31,
                                                                                         -----------------------
                                                                                             1999           1998
                                                                                         --------       --------
Deferred tax assets:
   Net operating loss carry-forwards.............................................        $ 89,791       $ 85,362
   Insurance reserves............................................................           3,674          4,477
   Allowance for doubtful accounts...............................................           3,443          4,884
   Property and equipment........................................................           3,959          1,343
   Other assets..................................................................          12,953          8,598
                                                                                         --------       --------
Gross deferred tax assets........................................................         113,820        104,664
                                                                                         --------       --------
Deferred tax liabilities:
   Property and equipment........................................................           1,567            462
   Other intangible assets.......................................................           6,853            930
   Other liabilities.............................................................           1,752            764
                                                                                         --------       --------
Gross deferred tax liabilities...................................................          10,172          2,156
Valuation allowance..............................................................        (102,740)       (76,095)
                                                                                         --------       --------
Net deferred tax assets..........................................................        $    908       $ 26,413
                                                                                         ========       ========

                            GEOLOGISTICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


         In determining the deferred tax valuation allowance at December 31, 1998, the Company has utilized certain tax planning strategies that it considered to be prudent and feasible.

         Income tax expense (benefit), exclusive of the extraordinary losses, was comprised of:


                                                            YEAR ENDED DECEMBER 31,
                                                  --------------------------------------
                                                     1999           1998            1997
                                                  -------        -------        --------
Current

  Federal...........................              $  (339)        $    -        $      -
  State.............................                   60            343             559
  Foreign...........................                2,032          6,867           1,091
                                                  -------         ------        --------
     Total current tax expense                      1,753          7,210           1,650

Deferred

  Federal...........................               17,024              -          (8,403)
  State.............................                2,524              -          (2,039)
  Foreign...........................                5,957            519             372
                                                  -------         ------        --------
     Total deferred tax expense
       (benefit)....................               25,505            519         (10,070)
                                                  -------         ------        --------
  Total tax expense
   (benefit), net...................              $27,258         $7,729        $ (8,420)
                                                  =======         ======        ========

Reconciliation of income tax expense (benefit), exclusive of the extraordinary losses, to the statutory corporate Federal tax rate of 35% were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                    1999            1998            1997
                                                --------        --------        ---------
Statutory tax benefit...............            $ (7,341)       $(10,281)       $ (9,026)
Effects of:
   Non-deductible expenses..........                 925             725             851
   Foreign income taxed at
   various rates....................               6,296             801            (370)
   State income taxes, net of
   Federal benefit..................                 (70)            223          (1,388)
   Increase in valuation allowance..              25,505          14,148               -
Other, net..........................               1,943           2,113           1,513
                                                --------        --------        --------
                                                $ 27,258        $  7,729        $ (8,420)
                                                ========        ========        ========


9. COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES. The Company leases facilities and equipment under noncancelable operating leases which expire at various dates through 2017. Net rental expense for the years ended December 31, 1999, 1998 and 1997 was approximately $34,400, $33,900 and $18,400, respectively.

Future minimum rental payments due under non-cancelable operating leases at December 31, 1999 were as follows:

                            GEOLOGISTICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




2000..................................................................       $ 31,515
2001..................................................................         21,251
2002..................................................................         14,189
2003..................................................................          9,568
2004..................................................................          8,191
Thereafter............................................................         30,488
                                                                             --------
           Total......................................................       $115,202
                                                                             ========

         LITIGATION AND CONTINGENT LIABILITIES. At December 31, 1999, the Company is contesting a claim made by Danish Customs and Excise for payment of customs duties and excise taxes of approximately $5,500 related to alleged irregularities in connection with a number of historical LIW shipments of freight out of Denmark. The Company and certain of its subsidiaries are also defendants in legal proceedings arising in the ordinary course of business and are subject to unasserted claims. The Company believes it has established adequate reserves for the total alleged liabilities. Although the outcome of these proceedings cannot be determined, it is the opinion of management, based upon consultation with legal counsel, that the litigation reserves recorded at December 31, 1999 and 1998 are sufficient to cover losses which are probable to occur.

10. PENSION PLAN, POST RETIREMENT BENEFITS AND OTHER BENEFITS

         DEFINED BENEFIT PLANS. The Company has a number of defined benefit pension plans that cover a substantial number of foreign employees. Retirement benefits are provided based on compensation as defined in the plans. The Company's policy is to fund these plans in accordance with local practice and contributions are made in accordance with actuarial valuations.

A reconciliation of the benefit obligation of the foreign plans is as follows:


                                                              December 31,
                                                      -------------------------
CHANGE IN BENEFIT OBLIGATION                             1999            1998
                                                      ---------       ---------
Benefit obligation at beginning of year               $  97,290       $  91,385
Service cost                                              3,235           3,607
Interest cost                                             5,523           6,079
Participant contributions                                   202             202
Amendments                                                  502            --
Actuarial (gains) losses                                   (199)          2,200
Benefits paid                                            (8,109)         (4,555)
Foreign exchange                                         (5,413)         (1,628)
                                                      ---------       ---------
Benefit obligation at end of year                     $  93,031       $  97,290
                                                      =========       =========

A reconciliation of the plan assets is as follows:










     CHANGE IN PLAN ASSETS
                                                             December 31,
                                                      ------------------------
                                                           1999           1998
                                                      ---------      ---------
     Fair value of plan assets at beginning of year   $  95,734      $  82,935
     Actual return on plan assets                        13,439         13,002
     Company contributions                                2,827          2,911
     Benefits paid                                       (7,274)        (3,746)
     Foreign exchange                                    (3,021)           632
                                                      ---------      ---------
     Fair value of plan assets at end of year         $ 101,705      $  95,734
                                                      =========      =========

                            GEOLOGISTICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



     Funded status of the plan                        $   8,674    $  (1,556)
     Unrecognized net actuarial gain                    (16,282)      (9,604)
     Unrecognized prior service cost                        516        1,178
     Unrecognized net transition obligation                 128         --
                                                      ---------    ---------
     Accrued benefit cost, net                        $  (6,964)   $  (9,982)
                                                      =========    =========

The components of net periodic pension cost and the significant assumptions for the foreign plans were as follows:

                                           Year Ended December 31,
                                      -------------------------------
                                         1999        1998        1997
                                      -------     -------     -------
Service cost                          $ 3,235     $ 3,607     $   756
Interest cost                           5,523       6,079       1,443
Expected return on plan assets         (6,305)     (7,297)     (1,487)
Net amortization and deferral            (110)        460         323
                                      -------     -------     -------
Benefits cost                         $ 2,343     $ 2,849     $ 1,035
                                      =======     =======     =======

Weighted-average assumptions as of:             December 31,
                                      --------------------------------
                                         1999        1998        1997
                                         ----        ----        ----

Discount rate                            5.98%       6.96%       7.50%
Expected return on plan assets           6.95%       8.40%       7.50%
Rate of compensation increase            3.48%       4.29%       3.75%

         One foreign pension plan is unfunded and benefits are paid as incurred. The projected benefit obligation and accumulated benefit obligation for that plan was $17,905 and $17,509, respectively as of December 31, 1999, and $18,671 and $18,182, respectively, as of December 31, 1998.

         Retirement savings plans are available to substantially all North American salaried and nonunion hourly employees, which allow eligible employees to contribute a portion of their annual salaries to the plans. Matching contributions are made at the discretion of each subsidiary.

         Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Contributions are subject to various vesting schedules, ranging from immediate to seven years. Matching contributions were approximately $1,100, $1,200, and $700, respectively for the years ended December 31, 1999, 1998 and 1997.

         DEFERRED COMPENSATION PLAN. On July 1, 1996, the Company initiated a nonqualified deferred compensation plan (the "Plan") for certain key employees to supplement the retirement savings plans. Under the Plan, employees sign an irrevocable contribution commitment for a plan year based on a percentage of their salary. The Company matches this contribution subject to certain limitations, and agrees to distribute the deferred compensation, plus investment income, in accordance with the distribution method selected by the employee. Matching expense of the Company was approximately $100, $200, and $100 in 1999, 1998 and 1997, respectively. Employee deferrals and Company match funds have been deposited with a trustee. The Company has established a trust to hold and invest amounts contributed pursuant to the Plan. The Company may from time to time, at its sole discretion, direct the trustee to purchase shares of the Company's common

                            GEOLOGISTICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

stock (the "Plan Shares"). The Company may, by written action, designate which employees are entitled to receive Plan Shares. If at any time prior to an initial public offering, a participant's employment is terminated for any reason whatsoever, the Company has the option to repurchase any Plan Shares held in such participant's account. As of December 31, 1999 and 1998, 680 and 3,168 Plan Shares were held by the Trustee on behalf of participants under the Plan.

         Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Company contributions are subject to various vesting schedules, ranging from immediate to three years.

11.        STOCKHOLDERS' EQUITY

         PREFERRED STOCK. On July 13, 1998, the Company sold 11,000 and 4,000 shares of preferred stock to OCM Principal Opportunities Fund L.P., and Logistical Simon, L.L.C., respectively (the "Investors"), for aggregate consideration of $14,550. The preferred stock has a liquidation value of $1,000 per share and was sold to the Investors for $970 per share. The holders of the preferred stock are entitled to payment of quarterly dividends when, as and if declared by the board of directors of the Company in amounts ranging from $30.00 per share per quarter to $45.00 per share per quarter, which amount shall be determined based upon the occurrence of certain events that are specified in the Certificate of Designation relating to the preferred stock. Dividends on the preferred stock will accrue and be fully cumulative (whether or not declared) and will bear interest at rates ranging from 14% per annum to 18% per annum, depending upon the occurrence of certain events that are specified in the Certificate of Designation. Upon redemption of the preferred stock or liquidation of the Company, the holders of preferred stock will be entitled to receive the following for each share of the preferred stock held by such holder:
(i)(a) $1,000, representing the liquidation preference of the preferred stock plus (b) all accrued and unpaid dividends, whether or not declared multiplied by
(c) the applicable liquidation or redemption premium, and (ii) either ten shares of common stock of the Company or the amount of the fair market value of ten shares of common stock of the Company. The preferred stock has no mandatory redemption feature, and ranks senior to the common stock of the Company for payment of dividends and upon liquidation, and generally does not have any voting rights. At December 31, 1999 and 1998, accrued but unpaid dividends were $3,063 and $963, respectively.

         WARRANTS During the year ended December 31, 1997, fixed price warrants for the purchase of 333,500 shares of common stock were issued to certain employees, at exercise prices ranging from $32 to $60 per share, and warrants to purchase 19,045 shares of common stock were issued in connection with the purchase of LIW at an exercise price of $45 per share. During the year ended December 31, 1998, 15,000 warrants were issued to certain employees at an exercise price of $45 per share. During 1999, 10,000 warrants were issued to one employee at exercise prices ranging from $52 to $60 per share. All warrants generally vest ratably over one to four years, although those issued to certain non-employee entities in connection with the Company's 1996 financings and acquisition-related activities vested immediately, and warrants issued prior to January 1, 1997 fully vest upon a registered public offering. All warrants expire in seven to ten years from the date of issuance.

         The following table presents the warrant activity for the three year period ending December 31, 1999 in addition to exercisable warrants at December 31, 1999:

                            GEOLOGISTICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                 WEIGHTED
                                                                 AVERAGE
                                                   WARRANTS   EXERCISE PRICE
                                                   --------   --------------
     Outstanding at December 31, 1996 ....          403,889     $   26.25
     Granted in 1997 .....................          352,545         51.69
     Canceled/forfeited in 1997 ..........          (30,000)        55.67
                                                   --------
     Outstanding at December 31, 1997 ....          726,434     $   37.38
     Granted in 1998 .....................           15,000         45.00
     Canceled/forfeited in 1998 ..........          (45,000)        60.00
                                                   --------
     Outstanding at December 31, 1998 ....          696,434         36.98
     Granted in 1999 .....................           10,000         55.67
     Canceled/forfeited in 1999 ..........         (302,500)        39.67
                                                   --------
     Outstanding at December 31, 1999 ....          403,934     $   36.54
                                                   ========
     Exercisable at:

        December 31, 1999 ................          324,369     $   34.61
                                                   ========


         The following table presents information relating to warrants outstanding and exercisable at December 31, 1999, using various ranges of exercise prices:


        RANGE OF                                               WEIGHTED AVERAGE         WEIGHTED AVERAGE
    EXERCISE PRICES        OUTSTANDING       EXERCISABLE        EXERCISE PRICE          REMAINING YEARS
    ---------------        -----------       -----------        --------------          ---------------
        $20-$33              208,206           183,206              $25.48                    3.7
        $37-$45              127,728           102,495              $43.82                    7.9
        $52-$60               68,000            38,668              $53.50                    7.4

         ACCOUNTING FOR STOCK BASED COMPENSATION. The Company has adopted the disclosure-only provisions of SFAS No.123 "Accounting for Stock Based Compensation", for purposes of warrants issued to employees. Accordingly, no compensation expense has been recognized for the stock warrants. Had compensation costs been determined based on the fair value at the grant date consistent with the provisions of SFAS No.123, the Company's net loss would have been increased to the pro forma amounts indicated below:


                                                             1999        1998         1997
                                                           -------     -------      -------
     Net Loss applicable to common stock-as reported....   $51,811     $38,996      $19,658
     Net Loss applicable to common stock-pro forma......    51,885      39,111       19,798
     Net Loss common per share-as reported..............     24.31       18.39         9.59
     Net Loss common per share-pro forma................     24.34       18.45         9.66

         The fair value of each warrant was estimated on the date of grant using the minimum value method as a result of the Company's non-public status, zero volatility of its stock and using risk free interest rates of 5.75% to 6.45%, expected life of four years and a dividend yield of zero. The proforma effects presented above are not indicative of future amounts. The Company expects to grant additional awards in future years.

         EMPLOYEE STOCK PURCHASE PLANS. The Company's Employee Stock Purchase Plans (the "Purchase Plans") provide certain employees of the Company with the right to purchase any or all of such employee's allocated portion, as determined by the Board of Directors of the Company, of an aggregate of 158,500 shares of common stock of the Company at purchase prices ranging from $20.00 per share to $30.00 per share. The right to acquire shares of common stock under the Purchase Plans has terminated. A total of 62 employees purchased an aggregate of 110,417 shares of common stock pursuant to the Purchase Plans.

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

         LONG TERM INCENTIVE PLAN. During 1999, the Company granted 25,000 shares to an employee pursuant to the 1999 Long Term Incentive Plan. During the term of the plan, grants of up to 100,000 shares can be made at the discretion of the Board. Vesting periods for granted shares are based on individual award agreements.

         NOTES RECEIVABLE FROM STOCKHOLDERS. During the period ended December 31, 1996, the Company sold 7,512 shares of common stock to an officer of the Company in exchange for a note receivable of $150. During 1997, the Company sold 7,000 shares of common stock to an officer of the Company in exchange for cash of $52 and a note of $157 and 3,333 shares of common stock to a management employee of the Company in exchange for $50 cash and a note receivable of $50. The aforementioned notes were recorded as a reduction of stockholders' equity and were secured by the issued common stock. As of December 31, 1999, all notes were paid in full.

         EMPLOYEE STOCK OWNERSHIP. In addition to shares of common stock issued to employees under the Purchase Plans and the Deferred Compensation Plan, certain shares of common stock and warrants to purchase shares of common stock held by employees are required to be repurchased by the Company under certain circumstances. As of December 31, 1999, the Company had agreements to purchase an aggregate of 36,500 shares of common stock for aggregate consideration of $1,953 at various dates through May 1, 2001. Moreover, the Company had agreements to acquire certain employee warrants and subsequent to December 31, 1999, the Company paid $1,095 for warrants to purchase these 42,361 shares of common stock.

12. SEGMENT INFORMATION

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

         Accounting policies for each geographic segment are the same as those described in Note 2, "Summary of Significant Accounting Policies". The Company evaluates the performance of each geographic segment primarily based on EBITDA. EBITDA represents earnings before interest, taxes, depreciation and amortization, asset impairment charges and restructuring and other non-recurring charges. Corporate expenses are excluded from geographic segment EBITDA. Corporate expenses are comprised primarily of marketing costs, incremental information technology costs and other general and administrative expenses which are separately managed. Geographic segment assets exclude corporate assets. Corporate assets

                            GEOLOGISTICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


include cash and cash equivalents, capitalized software development costs and intangible assets.

Summary information by geographic segment is as follows:


                                              YEAR ENDED DECEMBER 31,
                                      -------------------------------------
                                         1999          1998          1997
                                      ---------     ---------     ---------
North America:
     Total revenues ..............    $ 698,021     $ 742,242     $ 755,116
     Transactions between regions        51,684        58,626        26,918
                                      ---------     ---------     ---------
     Revenues from customers .....      646,337       683,616       728,198
     Net revenues ................      148,095       157,991       157,160
     Restructuring and other non-
       recurring charges .........       12,086            --            --
     Asset impairment charges ....       10,280            --            --
     Depreciation and amortization       14,545        13,806        29,472
     Interest expense ............       22,445        16,543         8,458
     Operating loss ........ .....      (63,525)      (25,093)      (19,721)

Europe:
     Total revenue ...............    $ 721,919     $ 734,915     $ 267,883
     Transactions between regions        89,490       113,018        70,895
                                      ---------     ---------     ---------
     Revenues from customers .....      632,429       621,897       196,988
     Net revenues ................      149,091       157,901        46,051
     Restructuring and other non-
       recurring charges .........        6,911            --            --
     Asset impairment charges ....        1,608            --            --
     Depreciation and amortization        3,469         3,088           777
     Interest expense ............          420           481           118
     Operating income (loss) .....      (10,982)        6,287         1,798

Asia:
     Total revenue ...............    $ 369,572     $ 293,209     $  92,849
     Transactions between regions        90,134        71,969        39,786
                                      ---------     ---------     ---------
     Revenues from customers .....      279,438       221,240        53,063
     Net revenues ................       65,708        56,328        15,989
     Depreciation and amortization        2,007         1,232           149
     Interest expense (income) ...          221           (40)           --
     Operating income ............        8,447         6,632         1,992


                            GEOLOGISTICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


         A reconciliation of the Company's geographic segment revenues, net revenues, EBITDA and assets to the corresponding consolidated amounts as of and for the years ended December 31, is as follows:

                                                Year Ended December 31,
                                     -------------------------------------------
                                        1999            1998             1997
                                     -----------     -----------     -----------
Revenues:
     North America ..............    $   698,021     $   742,242     $   755,116
     Europe .....................        721,919         734,915         267,883
     Asia .......................        369,572         293,209          92,849
     Eliminations ...............       (231,308)       (243,613)       (137,599)
                                     -----------     -----------     -----------
     Consolidated ...............    $ 1,558,204     $ 1,526,753     $   978,249
                                     ===========     ===========     ===========

Net revenues:

     North America ..............    $   148,095     $   157,991     $   157,160
     Europe .....................        149,091         157,901          46,051
     Asia .......................         65,708          56,328          15,989
                                     -----------     -----------     -----------
     Consolidated ...............    $   362,894     $   372,220     $   219,200
                                     ===========     ===========     ===========
EBITDA (before restructuring and
 other non-recurring charges and
 asset impairment charges for 1999):

     North America ..............    $   (26,614)    $   (11,287)    $     9,751
     Europe .....................          1,006           9,375           2,575
     Asia .......................         10,454           7,864           2,141
                                     -----------     -----------     -----------
     Consolidated ...............    $   (15,154)    $     5,952     $    14,467
                                     ===========     ===========     ===========

Long lived assets:

     North America ..............    $    23,528     $    27,358     $    14,538
     Europe .....................         42,255          48,628          33,349
     Asia .......................          6,908           6,244           6,407
     Corporate ..................          3,292          13,024           5,525
                                     -----------     -----------     -----------
     Consolidated ...............    $    75,983     $    95,254     $    59,819
                                     ===========     ===========     ===========

Assets:

     North America ..............    $   181,231     $   260,694     $   228,694
     Europe .....................        256,876         263,481         249,783
     Asia .......................        100,792          86,119         119,861
     Corporate ..................        423,434         482,429         470,638
     Eliminations ...............       (514,677)       (543,545)       (583,210)
                                     -----------     -----------     -----------
     Consolidated ...............    $   447,656     $   549,178     $   485,766
                                     ===========     ===========     ===========

For the year ended December 31, 1999, 1998 and 1997, United States revenues were $605,683, $651,624 and $661,219, respectively. For the year ended December 31, 1999 and 1998, revenues from the United Kingdom were $225,919 and $223,111, respectively. Long-lived assets for the United States and United Kingdom as of December 31, 1999 were $64,894 and $5,851, respectively. Long lived assets for the United States and United Kingdom as of December 31, 1998 were $101,401 and $5,178, respectively. No other countries represented more than 10% of consolidated revenues in each of 1999, 1998 and 1997.

13. RELATED PARTY TRANSACTIONS

         The Company has entered into agreements with affiliates of its largest shareholders to provide the Company with management and financial advisory services relating to the structuring of the Company's debt agreements and various acquisitions made by the Company during the past three years. In conjunction with these activities, the Company paid WESS and OCM affiliates approximately $400 and $300 in 1999, $300 and $400 in 1998, and $1,600 and $1,300 in 1997, respectively.

14.  SUBSEQUENT EVENTS

         On March 31, 2000, the Company borrowed against a new Loan and Security Agreement (the "New Revolver") with Congress Financial Corporation (Western), a subsidiary of First Union Bank (the "Lender"). (See Note 7).

                            GEOLOGISTICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

15.  SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (IN THOUSANDS)

The following table summarizes the Company's quarterly financial information:

                                                                        QUARTERS ENDED

                                         MARCH 31,                    JUNE 30,
                                    -----------------------      ---------------------
                                         1999          1998          1999         1998
                                    ---------     ---------      --------     --------
Revenues                            $ 365,329     $ 365,664       395,770     $371,211
Net revenues                           92,036        89,038        94,766       93,357
Selling, general &
  administrative expense               94,708        87,905        95,569       86,725
Restructuring and other
  non-recurring
  charges (C)                               -             -           990            -
Asset impairment
  charges (C)                               -             -             -            -
Depreciation and
  amortization                          4,642         3,813         5,059        3,900
                                    ---------     ---------      --------     --------
Operating profit (loss)                (7,314)       (2,680)       (6,852)       2,732
Income (loss) before
  income taxes and
  minority interests                  (13,033)       (6,127)      (12,729)      (1,012)
Income tax provision
  (benefit)                             1,800        (1,957)         (769)        (279)
                                    ---------     ---------      --------     --------
Loss before minority
  interest                            (14,833)       (4,170)      (11,960)        (733)
Minority interest                        (155)         (158)         (432)        (215)
                                    ---------     ---------      --------     --------
Net loss                              (14,988)       (4,328)      (12,392)        (948)
Preferred stock
  dividend                                525             -           525            -
                                    ---------     ---------      --------     --------
Loss applicable to
  common stock                      $ (15,513)    $  (4,328)     $(12,917)    $   (948)
                                    =========     =========      ========     ========
Net loss per common
  share- basic and diluted          $   (7.30)    $   (2.06)     $  (6.10)    $   (.45)
                                    =========     =========      ========     ========


                                          SEPTEMBER 30,                DECEMBER 31,
                                    -----------------------     -----------------------
                                         1999(A)       1998          1999          1998(B)
                                     --------      --------     ---------     ---------
Revenues                             $400,020      $387,968     $ 397,085     $ 401,910
Net revenues                           93,875        95,113        82,217        94,712
  Selling, general &
  administrative expense               94,693        91,020        93,078       100,618
Restructuring and other
  non-recurring
  charges (C)                          10,144             -         7,863             -
Asset impairment
  charges (C)                          12,060             -          (172)            -
Depreciation and
  amortization                          5,128         3,847         5,192         6,566
                                     --------      --------     ---------     ---------
Operating profit (loss)               (28,150)          246       (23,744)      (12,472)
Income (loss) before
  income taxes and
  minority interests                   34,097        (4,547)      (29,310)      (17,686)
Income tax provision
  (benefit)                            34,230        (2,267)       (8,003)       12,232
                                     --------      --------     ---------     ---------
Loss before minority
  interest                               (133)       (2,280)      (21,307)      (29,918)
Minority interest                        (371)         (213)         (520)         (346)
                                     --------      --------     ---------     ---------
Net loss                                 (504)       (2,493)      (21,827)      (30,264)
Preferred stock
  dividend                                525           438           525           525
                                     --------      --------     ---------     ---------
Loss applicable to
  common stock                       $ (1,029)     $ (2,931)    $ (22,352)    $ (30,789)
                                     ========      ========     =========     =========
Net loss per common
  share- basic and diluted           $   (.49)     $  (1.38)    $  (10.42)    $  (14.51)
                                     ========      ========     =========     =========


(A) The third quarter of 1999 includes a gain on sale of GLAS Assets of $68,920.

(B) The fourth quarter of 1998 includes approximately $11,400 of adjustments in Americas relating principally to cartage accruals, the write-off of uncollectible accounts receivable and changes in reserve estimates. In addition, the fourth quarter was affected by the reversal of tax benefits which had been recorded during the first three quarters of 1998 as a result of the Company's adjustment of the deferred tax asset valuation allowance.

(C) The year ended December 31, 1999 included restructuring and other non-recurring charges and asset impairment charges of $18,997 and $11,888, respectively. No such charges were incurred in 1998. (See Note 4).

                            GEOLOGISTICS CORPORATION

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                 Additions
                                       Balance at      --------------------------------
DESCRIPTION                           Beginning of      Charged to                                     Balance at
                                         Year             Income        Acquisitions    Deductions    End of Year
Year ended December 31, 1999:
  Allowance for doubtful accounts           21,862          8,100              21         (8,951)        21,032
Year ended December 31, 1998:
  Allowance for doubtful   accounts         17,710         12,197               -         (8,045)        21,862
Year ended December 31, 1997
  Allowance for doubtful accounts            3,675          4,028          13,845         (3,838)        17,710