Form 10-Q
period 2000-03-31
GEOLOGISTICS CORP
filed 2000-05-15
CIK 1015527

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

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

                               1251 East Dyer Road
                           Santa Ana, California 92705
                           ---------------------------
              (Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code:(714) 513-3000
                                                   --------------

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

On May 11, 2000, the registrant had 2,122,460 outstanding shares of common stock, par value $.001 per share.

                            GEOLOGISTICS CORPORATION

                                TABLE OF CONTENTS




Part I.           Financial Information                                                                   Page
                                                                                                          ----
                  Item 1.     Financial Statements:

                              Condensed Consolidated Balance Sheets,
                              March 31, 2000 (unaudited) and December 31, 1999                              3

                              Condensed Consolidated Statements of Operations
                              for the three months ended March 31, 2000
                              and 1999 (unaudited)                                                          5

                              Condensed Consolidated Statements of
                              Cash Flows for the three months ended
                              March 31, 2000 and 1999 (unaudited)                                           6

                              Notes to the Condensed Consolidated Financial
                              Statements                                                                    7

                  Item 2.     Management's Discussion and Analysis of
                              Financial Condition and Results
                              of Operations                                                                16

                  Item 3. Information required for this item has been included in Management's Discussion and Analysis.

Part II.          Other Information

                  Item 2.     Changes in Securities                                                        26

                  Item 4.     Submission of Matters to a Vote of
                              Security Holders                                                             26

                  Item 6.     Exhibits and Reports on Form 8-K                                             26

                          PART I. FINANCIAL INFORMATION

                            GEOLOGISTICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   MARCH 31,                 DECEMBER 31,
                                                                    2000                         1999
                                                               --------------               ----------------
 S>
Current assets:
   Cash and cash equivalents                                     $   19,217                       $ 2,628
   Accounts receivable:
      Trade, net                                                    243,451                       245,492
      Other                                                          14,219                        20,865
   Deferred income taxes                                                564                           361
   Prepaid expenses and other                                        20,874                        25,681
                                                                    -------                      --------
      Total current assets                                          298,325                       295,027
                                                                    -------                       -------

Property and equipment, at cost                                      95,544                        98,631
Accumulated depreciation                                            (24,209)                      (22,648)
                                                                     ------                      --------
    Net property and equipment                                       71,335                        75,983

Notes receivable, less current portion                                  210                         1,241
Deferred income taxes                                                   671                           547
Intangible assets, net                                               55,213                        55,285
Other assets                                                         19,534                        19,573
                                                                   --------                      --------
                                                                   $445,288                      $447,656
                                                                    =======                       =======



   See accompanying notes to the condensed consolidated financial statements.

                            GEOLOGISTICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                      MARCH 31,              DECEMBER 31,
                                                                        2000                   1999
                                                                    -----------              -----------
Current liabilities:
    Accounts payable                                                    $142,453                $160,914
    Accrued expenses                                                     126,846                 116,676
    Income taxes payable                                                   2,345                   2,475
    Current portion of long-term debt                                     20,437                  12,222
                                                                         -------                --------
       Total current liabilities                                         292,081                 292,287

Long-term debt, less current portion                                     168,741                 152,915
Other non-current liabilities                                             45,887                  46,747
Minority interest                                                          2,324                   2,087
                                                                         -------                --------
       Total liabilities                                                 509,033                 494,036

Stockholders' deficit :
    Preferred stock 15,000 shares authorized,
      issued and outstanding                                              14,550                  14,550
    Common stock ($.001 par value, 5,000,000
      shares authorized, 2,126,460 and 2,129,893
      shares issued and outstanding)                                           2                       2
    Additional paid-in-capital                                            56,173                  56,962
    Accumulated deficit                                                 (135,697)               (119,709)
    Accumulated other comprehensive income                                 1,227                   1,815
                                                                        --------                --------
       Total stockholders' deficit                                       (63,745)                (46,380)
                                                                        --------                --------
                                                                        $445,288                $447,656
                                                                        ========                ========


   See accompanying notes to the condensed consolidated financial statements.

                            GEOLOGISTICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                THREE-MONTH PERIODS
                                                                                       ENDED
                                                                           -------------------------------
                                                                            MARCH 31,          MARCH 31,
                                                                             2000                  1999
                                                                            --------           -----------
Revenues                                                                    $357,877              $365,329

Transportation and other direct costs                                        277,325               273,293
                                                                             -------               -------
Net revenues                                                                  80,552                92,036

Selling, general and administrative expenses                                  84,904                94,708
Restructuring and other non-recurring charges                                  1,193                   --
Depreciation and amortization                                                  4,633                 4,642
                                                                             -------               -------

Operating loss                                                               (10,178)               (7,314)

Interest expense, net                                                         (4,637)               (5,574)
Other income (expense), net                                                       12                  (145)
                                                                             -------               -------

Loss before income taxes and minority interest                               (14,803)              (13,033)

Income tax provision                                                            (351)               (1,800)
                                                                             -------               -------

Loss before minority interest                                                (15,154)              (14,833)

Minority interest                                                               (309)                 (155)
                                                                             -------               -------


Net loss                                                                     (15,463)              (14,988)
Preferred stock dividend                                                        (525)                 (525)
                                                                             -------               -------
Loss applicable to common stock                                             $(15,988)             $(15,513)
                                                                            ========              ========

Basic and diluted loss per common share                                     $  (7.51)             $  (7.30)
                                                                            ========              ========

Weighted average number of common and

  common equivalent shares outstanding                                     2,127,604             2,126,393
                                                                           =========             =========

   See accompanying notes to the condensed consolidated financial statements.

                            GEOLOGISTICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                  THREE-MONTH PERIODS
                                                                                        ENDED
                                                                              --------------------------
                                                                              MARCH 31,        MARCH 31,
                                                                                2000             1999
                                                                              ---------        ---------
Cash flows from operating activities:
    Net loss                                                                  $(15,463)        $(14,988)
    Adjustments to reconcile net loss
       to net cash used in operating activities:
         Depreciation and amortization                                           4,318            4,642
         Amortization of deferred items                                            315              589
         Deferred income taxes                                                    (327)            (170)
          Changes in current assets and liabilities, net                         5,073           (3,408)
          Other, net                                                               351             (227)
                                                                              ---------        --------
       Net cash used in operating activities                                    (5,733)         (13,562)

Cash flows from investing activities:
    Purchases of property and equipment, net                                    (1,837)          (2,530)
    Proceeds from sale of assets                                                   906               --
                                                                              ---------        --------
       Net cash used in investing activities                                      (931)          (2,530)

Cash flows from financing activities:
    Proceeds from revolving line of credit, net                                 34,438            5,607
    Proceeds from long-term debt                                                 5,920            9,332
    Payments on long-term debt                                                 (16,316)            (955)
    Proceeds from issuance of common stock                                          --              360
    Other, net                                                                    (789)              --
                                                                              ---------        --------
Net cash from financing activities                                              23,253           14,344
                                                                              ---------        --------
Net increase (decrease) in cash and cash equivalents                            16,589           (1,748)
Cash and cash equivalents, beginning of period                                   2,628           15,152
                                                                              ---------        --------
Cash and cash equivalents, end of period                                       $19,217          $13,404
                                                                              =========        ========

Supplementary cash flow information:
    Interest paid                                                              $ 2,585          $ 2,086
    Income taxes                                                               $   480          $   492
    Noncash common stock transactions                                          $    --          $   360
    New capital leases                                                         $   275          $    20


   See accompanying notes to the condensed consolidated financial statements.

                            GEOLOGISTICS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in GeoLogistics Corporation's ("Company") Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation in accordance with generally accepted accounting principles of the condensed consolidated financial statements for the periods shown. Certain amounts for the prior year have been reclassified to conform with the current year financial statement presentation. Significant accounting policies followed by the Company are included in Note 2 to the audited consolidated financial statements in the Company's Form 10-K. Results of operations for the three months ended March 31, 2000 may not be indicative of the results to be expected for the full year.

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

USE OF ESTIMATES: The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ from those estimates. Accounts affected by significant estimates include accounts receivable and accruals for transportation and other direct costs, tax contingencies, insurance claims, including cargo loss and damage claims.

REVENUE RECOGNITION: The Company's policy is to recognize revenue when it has performed substantially all services required under the terms of its contracts, generally on the date shipment is completed. Revenue from export-forwarding services is recognized at the time the freight departs the terminal of origin. Customs brokerage revenue is recognized upon completing the documents necessary for customs clearance. Storage revenue is recognized as services are performed. Transportation and other direct costs are recognized concurrently with revenues. For both international and domestic revenues, the above methods of revenue recognition approximate recognizing revenues and expenses when a shipment is completed.

EARNINGS PER SHARE: Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed under the treasury stock method using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding warrants to purchase common stock. Incremental shares were not used in the calculation of diluted loss per common share due to their antidilutive effect.

                            GEOLOGISTICS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                            GEOLOGISTICS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2.  LONG-TERM DEBT (CONTINUED)

The following is condensed combined financial information of guarantor and non-guarantor subsidiaries:

                                                             Balance Sheet as of  March 31, 2000
                                                -------------------------------------------------------------------
                                                Parent       Guarantor    Non-Guarantor
                                                Company     Subsidiaries  Subsidiaries    Eliminations     Combined
                                                -------     ------------  ------------    ------------    ---------
Cash and cash equivalents...................   $  1,750      $ (1,813)      $ 19,280      $      --       $ 19,217
Accounts receivable trade, net..............     (1,996)       86,953        209,532        (51,038)       243,451
Property, net...............................      1,767        18,323         51,245             --         71,335
Intangible assets, net......................      6,812        45,229          4,117           (945)        55,213
Other assets................................    199,303        17,131        303,107       (463,469)        56,072
                                               --------      --------       --------      ---------       --------
  Total assets..............................   $207,636      $165,823       $587,281      $(515,452)      $445,288
                                               ========      ========       ========      =========       ========

Current liabilities.........................   $ 11,573      $ 92,227       $233,658      $ (45,377)      $292,081
Long-term debt, less current portion........    110,146        41,754         16,841             --        168,741
Other non-current liabilities...............     66,616        55,272        116,900       (190,577)        48,211
Stockholders' equity (deficit) .............     19,301       (23,430)       219,882       (279,498)       (63,745)
                                               --------      --------       --------      ---------       --------

  Total liabilities and stockholders'
   equity (deficit).........................   $207,636      $165,823       $587,281      $(515,452)      $445,288
                                               ========      ========       ========      =========       ========


                                                 Statement of Operations for the Three Months Ended March 31, 2000
                                                -------------------------------------------------------------------
                                                Parent       Guarantor    Non-Guarantor
                                                Company     Subsidiaries  Subsidiaries    Eliminations     Combined
                                                -------     ------------  ------------    ------------     --------
Revenues....................................   $     --      $120,496       $277,208       $(39,827)       $357,877
Transportation and other direct costs.......         --        97,387        219,765        (39,827)        277,325
Operating expenses..........................      2,749        30,993         55,795             --          89,537
Restructuring and other non-recurring
   charges..................................        661           213            319             --           1,193
                                                 ------       -------        -------       --------        --------
Operating loss..............................     (3,410)       (8,097)         1,329             --          10,178
Interest and other, net.....................        737        (3,458)        (1,904)            --          (4,625)
Income tax provision .......................        (21)           --           (330)            --            (351)
Minority Interest...........................         --            --           (309)            --            (309)
Preferred stock dividends...................       (525)           --             --             --            (525)
                                                 ------       -------        -------       --------        --------
  Loss applicable to common stock...........   $ (3,219)     $(11,555)      $ (1,214)      $     --        $(15,988)
                                               ========      ========       ========       ========        ========

                            GEOLOGISTICS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                 Statement of Cash Flows for the Three Months Ended March  31, 2000
                                                 ------------------------------------------------------------------
                                                 Parent      Guarantor     Non-Guarantor
                                                 Company     Subsidiaries  Subsidiaries    Eliminations     Combined
                                                 -------     ------------  -------------   ------------     --------
Cash flows from:
  Operating activities.......................   $ 39,251     $(39,228)      $(5,756)       $     --       $(5,733)
  Investing activities.......................       (114)      (1,107)          290              --          (931)
  Financing activities.......................    (39,008)      40,887        21,374              --        23,253
                                                --------      -------       -------        --------       -------

Net increase (decrease) in cash and cash
  equivalents................................        129          552        15,908              --        16,589
Cash and cash equivalents, beginning of
  period.....................................      1,621       (2,365)        3,372              --         2,628
                                                --------      -------       -------        --------       -------

Cash and cash equivalents, end of period.....  $   1,750     $ (1,813)      $19,280        $     --       $19,217
                                               =========      =======       =======        ========       =======


                                                                Balance Sheet as of December 31, 1999
                                                                --------------------------------------
                                                Parent       Guarantor     Non-Guarantor
                                                Company      Subsidiaries  Subsidiaries    Eliminations  Combined
                                                -------      ------------  -------------   ------------  --------
Cash and cash equivalents....................   $  1,621     $ (2,365)     $  3,372       $      --      $  2,628
Accounts receivables trade, net..............     (1,023)      81,466       209,285         (44,236)      245,492
Property, net................................      1,766       19,427        54,790              --        75,983
Intangible assets, net.......................      6,496       45,467         4,267            (945)       55,285
Other assets.................................    190,692       17,313       329,338        (469,075)       68,268
                                                 -------    ---------       -------         -------      --------
 Total assets................................   $199,552     $161,308      $601,052       $(514,256)     $447,656
                                                ========     ========      ========       =========      ========

Current liabilities..........................   $  9,702     $ 89,704      $237,033       $ (44,152)     $292,287
  Long-term debt, less current portion.......    149,154          867         2,894              --       152,915
  Other non-current liabilities..............     17,125       82,610       129,439        (180,340)       48,834
  Stockholders' equity (deficit).............     23,571      (11,873)      231,686        (289,764)      (46,380)
                                                 -------    ---------       -------         -------      --------

     Total liabilities and
         Stockholders'equity (deficit).......   $199,552     $161,308      $601,052       $(514,256)     $447,656
                                                ========     ========      ========       =========      ========


                                                 Statement of Operations for the Three Months Ended March  31, 1999
                                                 ------------------------------------------------------------------
                                                 Parent      Guarantor     Non-Guarantor
                                                 Company     Subsidiaries  Subsidiaries    Eliminations     Combined
                                                 -------     ------------  --------------  ------------     --------
Revenues.....................................  $      --     $145,740      $255,963        $  (36,374)     $365,329
Transportation and other direct costs........         --      110,514       199,153           (36,374)      273,293
Operating  expenses..........................      4,053       39,242        56,055                --        99,350
                                               ---------     --------      --------        ----------      --------

  Operating profit (loss)....................     (4,053)      (4,016)          755                --        (7,314)
Interest and other, net......................         22       (4,132)       (1,609)               --        (5,719)
Income tax provision.........................         --       (1,213)         (587)               --        (1,800)
Minority interest............................         --           --          (155)               --          (155)
Preferred Stock dividends....................       (525)          --            --                --          (525)
                                               ---------     --------      --------        ----------      --------
    Loss applicable to Common Stock..........  $  (4,556)    $ (9,361)    $  (1,596)       $       --      $(15,513)
                                               =========     ========     =========        ==========      ========



                                                 Statement of Cash Flows for the Three Months Ended March  31, 1999
                                                 ------------------------------------------------------------------
                                                 Parent      Guarantor     Non-Guarantor
                                                 Company     Subsidiaries  Subsidiaries    Eliminations     Combined
                                                 -------     ------------  --------------  ------------     --------
Cash flows from:
  Operating activities.......................  $  (5,128)    $ (6,150)     $ (2,284)       $       --      $(13,562)
  Investing activities.......................      1,966       (3,634)         (862)               --        (2,530)
  Financing activities.......................      4,046        8,200         2,098                --        14,344
                                               ---------     --------      --------        ----------      --------

Net increase (decrease) in cash
  and cash equivalents.......................        884       (1,584)       (1,048)                --       (1,748)
Cash and cash equivalents, beginning
  of period..................................         27        2,534        12,591                --        15,152
                                               ---------     --------      --------        ----------      --------
Cash and cash equivalents, end of period.....  $     911     $    950     $  11,543        $       --      $ 13,404
                                               =========     ========     =========        ==========      ========

                            GEOLOGISTICS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

Collateral liens on accounts receivable as well as general and specific liens on other assets of the Company are provided to the Lender. Financial convenant tests are restricted to minimum net worth tests for GeoLogistics Corporation and the Borrower group taken as a whole.

The facility has a letter of credit sub-limit of $30,000 and places certain restrictions on the Company and its borrower subsidiaries in the areas of asset sales, additional liens, additional indebtedness, investments, dividends and affiliate transactions. Management does not believe that these restrictions will impair the Company's ability to perform or reach performance goals.

NOTE 3.  SEGMENT INFORMATION

The Company operates in a single business segment providing worldwide logistics solutions to meet customers' specific requirements for transportation and related services by arranging and monitoring all aspects of material flow activities utilizing advanced information technology systems. No customer accounted for ten percent or more of consolidated revenue.

The Company manages its business primarily on a geographic basis. The Company's reportable geographic segments are comprised of North America, Europe and Asia. Each geographic segment provides products and services herein described.

Accounting policies for each geographic segment are the same as those described in "Summary of Significant Accounting Policies" in Note 2 of the Notes to the Consolidated Financial Statements included in the Form 10-K filed for the year ended December 31, 1999. The

                            GEOLOGISTICS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Company evaluates the performance of each geographic segment primarily based upon EBITDA and operating income. EBITDA represents earnings before interest, taxes, depreciation and amortization. Operating income represents earnings before interest and taxes. Corporate expenses are included in the North America geographic segment operating income. Corporate expenses are comprised primarily of marketing costs, incremental information technology costs and other general and administrative expenses. North America geographic segment assets include corporate assets. Corporate assets include cash and cash equivalents, certain capitalized software development costs and intangible assets.

Information regarding the Company's operations by geographic region is summarized below.

                                                     THREE-MONTH PERIODS
                                                           ENDED
                                             --------------------------------
                                             MARCH 31,               MARCH 31,
                                                2000                   1999
                                             --------                --------
North America:
  Total revenues                              $144,632               $171,626
  Transactions between regions                  13,583                 12,749
                                              --------               --------
  Revenues from customers                      131,049                158,877
  Net revenues                                  27,369                 39,391
  EBITDA                                        (8,335)                (4,478)
  Depreciation and amortization                  3,260                  3,366
  Operating (loss)                             (11,595)                (7,844)
  Interest expense, net                          4,434                  5,363

Europe:
  Total revenues                              $180,321               $172,955
  Transactions between regions                  22,391                 24,862
                                              --------               --------
  Revenues from customers                      157,930                148,093
  Net revenues                                  36,408                 38,604
  EBITDA                                           907                    337
  Depreciation and amortization                    883                    848
  Operating income (loss)                           25                   (511)
  Interest expense, net                            106                     86

Asia:
  Total revenues                               $89,582                $78,316
  Transactions between regions                  20,684                 19,957
                                              --------               --------
  Revenues from customers                       68,898                 58,359
  Net revenues                                  16,775                 14,041
  EBITDA                                         1,883                  1,469
  Depreciation and amortization                    490                    428
  Operating income                               1,392                  1,041
  Interest expense, net                             97                    125


                            GEOLOGISTICS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Information regarding the Company's long lived assets by geographic region is summarized below as of March 31, 2000 and December 31, 1999

Long lived assets:
  North America                         $25,284                $26,820
  Europe                                 39,405                 42,255
  Asia                                    6,646                  6,908
                                        -------                -------
                                        $71,335                $75,983
                                        =======                =======

A reconciliation of the Company's geographic segment revenues, net revenues, EBITDA, operating income (loss) and assets to the corresponding consolidated amounts for the three months ended March 31, 2000 and 1999 is as follows:

                                                 THREE-MONTH PERIODS
                                                       ENDED
                                             --------------------------
                                              MARCH 31,       MARCH 31,
                                                2000            1999
                                             ----------      ----------
Revenues:
  North America                             $144,632           $171,626
  Europe                                     180,321            172,955
  Asia                                        89,582             78,316
  Eliminations                               (56,658)           (57,568)
                                            --------           --------
  Consolidated                              $357,877           $365,329
                                            ========           ========
Net revenues:
  North America                             $ 27,369           $ 39,391
  Europe                                      36,408             38,604
  Asia                                        16,775             14,041
                                            --------           --------
  Consolidated                              $ 80,552           $ 92,036
                                            ========           ========
EBITDA
  North America                             $ (8,335)          $ (4,478)
  Europe                                         907                337
  Asia                                         1,883              1,469
                                            --------           --------
  Consolidated                              $ (5,545)          $ (2,672)
                                            ========           ========
Operating income (loss):
  North America                             $(11,595)          $ (7,844)
  Europe                                          25               (511)
  Asia                                         1,392              1,041
                                            --------           --------
  Consolidated                              $(10,178)          $ (7,314)
                                            ========           ========

A reconciliation of the Company's geographic segment assets to the corresponding consolidated amounts as of March 31, 2000 and December 31, 1999 is as follows:

                                     MARCH 31,       DECEMBER  31,
                                       2000              1999
                                   -----------       ------------
Assets:
  North America                      $618,155           $604,665
  Europe                              244,306            256,876
  Asia                                 96,526            100,792
  Eliminations                       (513,699)          (514,677)
                                      --------          --------
  Consolidated                       $445,288           $447,656
                                      =======           ========

                            GEOLOGISTICS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Revenue from transfers between regions represents approximate amounts that would be charged if the service were provided by an unaffiliated company. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue.

NOTE 4.  OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) is comprised of all changes to stockholders' equity, including net income (loss), except those changes resulting from investments by owners and distributions to owners. Other comprehensive loss in the financial statements of the Company includes the change in foreign currency translation adjustments resulting from the conversion of foreign subsidiaries' financial statements from local currencies to U.S. dollars.

Comprehensive loss for the three months ended March 31, 2000 and 1999 is as follows (in thousands):

                                                THREE-MONTH PERIODS
                                                        ENDED
                                             MARCH 31,        MARCH 31,
                                               2000             1999
                                            ----------        --------
Cumulative translation adjustment            $   (588)        $    (67)
Net loss                                      (15,463)         (14,988)
                                             --------         --------

Comprehensive loss                           $(16,051)        $(15,055)
                                             ========         ========

NOTE 5. RESTRUCTURING AND OTHER NON-RECURRING CHARGES/ASSET IMPAIRMENT CHARGES

On March 4, 1999 the Company announced the intended restructuring of its GeoLogistics Americas ("Americas") business as a result of a difficult domestic freight forwarding environment. Due to lower volumes in the European region, the Company initiated a process to reevaluate the operations of its other business units to determine what initiatives could be taken to reduce costs and streamline administrative operations. As part of this restructuring process, a new management team was put in place in an effort to improve global operating results.

In connection with these efforts, the Company (a) exited the majority of its domestic freight forwarding portion of Americas business at the end of the third quarter of 1999, (b) is rationalizing personnel such that their numbers and skill sets are suited to the ongoing services and volumes of the business, (c) closed, or will close, facilities in the United States and Europe, (d) arranged for the settlement of remaining obligations to the selling shareholders of the project forwarding and international household goods relocation services business and integrated the project forwarding business into the Americas business and the international household goods

                            GEOLOGISTICS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5. RESTRUCTURING AND OTHER NON-RECURRING CHARGES/ASSET IMPAIRMENT CHARGES (CONTINUED)

relocations services into Bekins and (e) revalued assets to reflect fair values. The aggregate charge for these actions is expected to be approximately $34,600 of which $1,193 was recorded in the first quarter of 2000, $30,885 was recorded in 1999 and the remaining balance of $2,522 is expected to be recorded in the second quarter of 2000. The first quarter charge of $1,193 consisted of severance for the termination of 6 administrative staff totaling $389, duplicative labor of $608, recruiting fees of $113 and moving expenses of $83. During the first quarter, the Company paid $4,760 for restructuring initiatives charged to operations in 1999. The $4,760 consisted of $3,980 in severance, $88 for leases, bad debt write-offs of $670, and $22 of other charges. As of March 31, 2000, accrued liabilities relating to the aforementioned restructuring consisted of $3,760 for severance, $493 for lease termination costs, $285 for allowance for bad debts and $472 for other. Such amounts are included in accrued expenses in the accompanying condensed consolidated balance sheets. In addition to actions for which immediate financial recognition is required, many additional actions have been taken including revised incentive plans for the sales and management staffs (including the employees who will continue to operate the international freight forwarding operations in the United States), expansion of logistics facilities in Thailand and expansion of facilities and logistics capabilities in China.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY INCLUDED ELSEWHERE IN THIS REPORT. THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH HEREIN, IN THE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS WELL AS WITHIN THIS QUARTERLY REPORT GENERALLY. ALSO, DOCUMENTS SUBSEQUENTLY FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION MAY CONTAIN FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE CHALLENGES AND UNCERTAINTIES INHERENT IN MEETING LIQUIDITY NEEDS FOR CONTINUED OPERATION, SUCCESSFULLY IMPLEMENTING THE CLOSURE OF THE COMPANY'S U.S. DOMESTIC FREIGHT FORWARDING BUSINESS, THE RESTRUCTURING OF THE COMPANY'S EUROPEAN AND OTHER BUSINESSES, OPERATING CHALLENGES FACING THE COMPANY'S REMAINING BUSINESSES, INFORMATION TECHNOLOGY AND COST REDUCTION STRATEGIES AND THE OTHER RISK FACTORS AND MATTERS IDENTIFIED HEREIN OR IN OTHER PUBLIC FILINGS BY THE COMPANY, INCLUDING BUT NOT LIMITED TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-4 (FILE NO. 333-42607) AND ANNUAL REPORT ON FORM 10-K (FILED ON April 13, 2000), SUCH AS RISKS RELATING TO THE COMPANY'S LEVERAGE AND ABILITY TO SERVICE ITS DEBT OBLIGATIONS, CHALLENGES PRESENTED BY INTEGRATION OF RECENT ACQUISITIONS AND IN THE AMERICAS

BUSINESS, RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND CURRENCY FLUCTUATIONS AND RISKS RELATED TO INFORMATION TECHNOLOGY IMPLEMENTATION AND INTEGRATION.

GENERAL

The Company commenced operations on May 2, 1996 in connection with its acquisition of The Bekins Company ("Bekins"). On October 31, 1996, the Company acquired GeoLogistics Americas ("Americas") and GeoLogistics Company ("Canada") and securities representing 33.3%, in the aggregate, of the common equity of LEP International Worldwide Limited ("LIW"). On November 7, 1996, the Company acquired GeoLogistics Services ("Services"). On September 30, 1997, the Company acquired an additional 41.9% of the common equity of LIW and on December 15, 1997, the Company completed the acquisition of all of the remaining equity securities of LIW. On July 13, 1998, the Company purchased substantially all of the operating assets and assumed certain of the liabilities ("Air Services Acquisition") of Caribbean Air Services, Inc. On September 10, 1999, the Company sold the assets purchased in the Air Services Acquisition and certain other assets ("GLAS Sale"). All acquisitions were accounted for by the purchase method of accounting, and accordingly, the book values of the assets and liabilities of the acquired companies were adjusted to reflect their fair values at the dates of acquisition.

The portion of the Company's business that is focused on traditional transportation and logistics services normally earns a higher percentage of its revenues and operating income in the fourth calendar quarter as volumes increase for the holiday season. Conversely, the Company's domestic household goods relocation business earns approximately half of its revenue between June and September. In addition, the Americas has a significant project logistics business which is cyclical due to its dependence upon the timing of shipment volumes for large, one-time projects.

On March 4, 1999 the Company announced the intended restructuring of its Americas business as a result of a difficult domestic freight forwarding environment. Due to lower volumes in the European region, the Company initiated a process to reevaluate the operations of its other business units to determine what initiatives could be taken to reduce costs and streamline administrative operations. As part of this restructuring process, a new management team was put in place in an effort to improve global operating results.

In connection with these efforts, the Company (a) exited the majority of its domestic freight forwarding portion of Americas business at the end of the third quarter of 1999, (b) is rationalizing personnel such that their numbers and skill sets are suited to the ongoing services and volumes of the business, (c) closed, or will close, facilities in the United States and Europe, (d) arranged for the settlement of remaining obligations to the selling shareholders of the project forwarding and international household goods relocation services business and integrated the project forwarding business into the Americas business and the international household goods relocations services into Bekins and (e) revalued assets to reflect fair values. The aggregate charge for these actions is expected to be approximately $34.6 million of which $1.2 million was recorded in the first quarter of 2000, $30.9 million was recorded in 1999 and the remaining balance of $2.5 million is expected to be recorded in the second quarter of 2000. The first quarter restructuring and non-recurring charge of $1.2 million consisted of severance for the termination of 6 administrative staff totaling $0.4 million, duplicative labor of $0.6 million, recruitng fees of $0.1 million and moving expenses of $0.1 million. During the first quarter, the Company paid $4.8 million for restructuring initiatives charged to operations in 1999. The $4.8 million consisted of $4.0 million in severance, $0.1 million for leases and bad debt write-offs of $0.7 million. As of March 31, 2000, accrued liabilities relating to the aforementioned restructuring consisted of $3.7 million for severance, $0.5 million for lease termination costs, $0.3 million for allowance for bad debts, and $0.5 million of other. Such amounts are included in accrued expenses in the accompanying condensed consolidated balance sheet. In addition to actions for which immediate financial recognition is required, many additional actions have been taken including revised incentive plans for the sales and management staffs (including the employees who will continue to operate the international freight forwarding operations in the United States), expansion of logistics facilities in Thailand and expansion of facilities and logistics capabilities in China.

The aforementioned restructuring and other non-recurring charges along with the asset impairment charges are expected to provide savings of approximately $17.0 million in selling, general and administrative expenses and $1.5 million reduction in depreciation and amortization for the 2000 fiscal year.

The summarized operating results for the three months ended March 31, 2000, compared with the adjusted operating results for March 31, 1999, after giving effect to the GLAS Sale and exiting the majority of its domestic business, follows:


                                                            THREE-MONTH PERIODS
                                                                   ENDED
                                                        -----------------------------
                                                        MARCH 31,          MARCH 31,
                                                          2000               1999
                                                        ---------          ----------
                                                                           (Adjusted)

Revenues                                                $357,877           $326,993

Transportation and other direct costs                    277,325            245,945
                                                        --------           --------

Net revenues                                              80,552             81,048
                                                        --------           --------


Operating expenses                                        84,904             86,610
Restructuring and non-recurring charges                    1,193                 --
Depreciation and amortization                              4,633              4,332
                                                        --------           --------
     Total operating costs                                90,730             90,942
                                                        --------           --------

Operating loss                                          $(10,178)         $  (9,894)
                                                        ========          =========

The following discussion and analysis relates to the results of operations for the Company as reported for the three months ended March 31, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements of the Company included elsewhere in this Form 10-Q.


                                                           THREE-MONTH PERIODS
                                                                 ENDED
                                                       ------------------------------
                                                       MARCH 31,           MARCH 31,
                                                         2000                 1999
                                                       ---------           ---------
                                                             (In thousands)
Statement of Operations Data:

Revenues                                             $357,877           $365,329
Net revenues                                           80,552             92,036
Selling, general and administrative expenses           84,904             94,708
Restructuring and other non-recurring charges           1,193                 --
Depreciation and amortization                           4,633              4,642
Operating loss                                        (10,178)            (7,314)
Interest expense, net                                  (4,637)            (5,574)
Other income (expense), net                                12               (145)
Income tax provision                                     (351)            (1,800)
Minority interest                                        (309)              (155)
Preferred stock dividend                                 (525)              (525)
                                                     --------           --------

Net loss                                             $(15,988)          $(15,513)
                                                     ========           ========


THREE MONTHS ENDED MARCH 31, 2000 VERSUS THREE MONTHS ENDED MARCH 31, 1999

REVENUES. The Company's revenues decreased approximately $7.5 million to $357.8 million for the three months ended March 31, 2000 from $365.3 million for the three months ended March 31, 1999. The primary reasons for the decrease were the exiting of the majority of domestic freight forwarding business ($15.2 million) and the disposition of the GLAS business ($23.1 million), offset by increased revenues in Europe, Asia and the remaining U.S. business. After giving effect of the GLAS Sale and the exiting of the majority of the domestic business, the revenues from ongoing business increased by $30.9 million, or 9.4%. The increases were generated in all geographic regions, but the largest increase was in Asia, which grew by $10.5 million, or 18.1%, over the comparable period in the prior year due to increased export volumes and new customers. The Americas business grew by $10.5 million, or 8.7%, after adjusting the domestic and GLAS business, as a result of increasing imports and strong export sales, principally from air freight. The adverse effects of the Asian economic slowdown appear to have ended. Europe's revenues increased $9.8 million, or 6.6%, as a result of higher volumes in all modes and a strengthening market throughout Europe. The household goods business grew modestly during this seasonally low volume period, while the high value products ("B2B") and business to consumer business ("B2C") grew by $1.2 million or 4%. This was led by the Company's e-commerce delivery business - HomeDirectUSA.

NET REVENUES. Net revenues, which represent gross profit after deducting transportation and other direct costs, decreased by approximately $11.5 million, or 12.5%, to $80.5 million for the three months ended March 31, 2000 from $92.0 million for the same period in 1999. The primary reasons for the decrease were the sale of the GLAS business which had net revenues of $7.0 million for the three months ended March 31, 1999 and the exiting of the majority of the domestic business. The effect of these dispositions was a reduction of net revenues of $11.0 million. After giving effect to these changes, the ongoing business' net revenue decreased by $0.5 million, or 0.6%. Net revenues, as a percentage of revenues, declined 2.7 percentage points, as lower margins were recorded in Europe, principally due to the overland business, and substantial increases in the full container load ocean business in the United States. Net revenues as a percentage of sales in the Americas declined as a result of the sale of GLAS, which in the prior year quarter realized a net revenue percentage of 30.3%. No such revenues were recorded during the quarter ended March 31, 2000. The high value products and logistics business, as well as the household goods business, had lower net revenues due to lower pricing and higher fuel costs. The Asia region contributed an increase of $2.7 million to net revenues on the strength of higher volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by approximately $9.8 million, to $84.9 million for the three months ended March 31, 2000 from $94.7 million for the three months ended March 31, 1999. These expenses as a percentage of revenues decreased to 23.7% in 2000 from 25.9% for the same period in 1999. The principal reason for the decrease was the restructuring of the U.S. domestic operations, the sale of GLAS and restructuring efforts in Europe offset by increases in Asia.

As a result of exiting the majority of the US domestic operation, the Americas business unit saved approximately $4,869 of SG&A, offset by increases in SG&A of $1,274 in order to support the growth of the remaining domestic and international business. Additional restructuring efforts within the Americas business unit yielded savings in SG&A of $1,865 for the quarter ended March 31, 2000 compared to the same prior-year period. The Americas business unit saved $3,228 in SG&A during the quarter ended March 31, 2000 compared to the same period in prior year because of the GLAS sale which occurred on September 10, 1999. The Europe region incurred SG&A costs of $35,180 during the three-month period ended March 31, 2000 compared to $38,267 during the same period in 1999. The decrese of $2,767 was mostly due to the restructuring efforts in Europe. Asia incurred SG&A of $14,893 and $12,572 during the quarters ended March 31, 2000 and 1999, respectively. The increase of $2,321 was incurred to support higher revenues.

RESTRUCTURING, NON-RECURRING AND ASSET IMPAIRMENT CHARGES. As previously discussed, the Company implemented the majority of its restructuring and reorganization plans in the third and fourth quarter of 1999. The $1.2 million of restructuring and non-recurring charges recorded in the first quarter of 2000 primarily relate to the continued restructuring efforts in Europe and the streamlining of corporate and administrative functions in the U.S. No such items existed during the same period of the previous year.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was consistent in both periods primarily as the result of an increase in fixed assets related to information technology and lower depreciation and amortization as a result of asset impairment charges recorded in the third quarter of 1999.

OPERATING LOSS. The Company recorded a $10.2 million operating loss for the three months ended March 31, 2000 compared to $7.3 million operating loss for the three months ended March 31,1999. The significant increase in operating loss is due primarily to the sale of the

GLAS business in the third quarter of 1999. During the three months ended March 31, 1999, the GLAS business earned $4.0 million of operating income.

INTEREST EXPENSE, NET. Interest expense, net, decreased by approximately $0.9 million, to $4.7 million for the first quarter of 2000 from $5.6 million for the same period of 1999. The principal reason for the decrease was the reduction of debt from the prior year resulting from the GLAS sale. However, the cash restructuring charges and operating losses substantially reduced the benefit of the sale.

INCOME TAXES. The income tax provision for the three months ended March 31, 2000 decreased $1.4 million to a $0.4 million provision versus a $1.8 million provision for the same period of 1999. This provision recognizes tax liabilities in tax-paying overseas subsidiaries while full valuation reserves have been established for tax benefits of all entities with net operating loss carryforwards.

MINORITY INTERESTS. Interests held by minority shareholders in the earnings of certain foreign subsidiaries were $0.3 million and $0.2 million for the three months ended March 31, 2000 and 1999, respectively.

NET LOSS. Net loss increased by $0.5 million to $16.0 million for the three months ended March 31, 2000 compared to $15.5 million for the same period of 1999. This increase is due primarily to the sale of the GLAS business which had net income of $2.0 million in the first quarter of 1999 and operating losses attributable to the Americas and Europe, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2000, net cash used by operating activities was $5.7 million versus $13.6 million in the first three months of 1999. The improvement was primarily due to active management of the Company's working capital. Cash used in investing activities in 2000 were $0.9 million compared to $2.5 million in the first quarter of 1999. Capital spending consisted primarily of computer system development and enhancements. New borrowings were primarily used for repayment of an existing credit facility as well as the financing of working capital charges and operating losses.

As a result of the disposition of GLAS in the third quarter of 1999, the Company, together with its guarantor subsidiaries, entered into an amendment to the revolving credit agreement. Among other changes, the amendment provides for (a) reductions in credit availability from $100.0 million to $50.5 million in the aggregate with a sublimit of $20.0 million in the United Kingdom, (b) reductions in the percentage of eligible accounts receivable that qualify for the U.S. and United Kingdom borrowing base which affect the Company's ability to incur debt under the revolving credit facility, (c) the elimination of the interest coverage ratio covenant, (d) the change in the maturity date to March 31, 2000, (e) the reduction of the Supplemental Commitment from $30.0 million to $15.0 million and (f) the amendment of the EBITDA and certain other covenants. All borrowing related to the Supplemental
Commitment and revolving credit facility were repaid with borrowings under the New Revolver described below.

On March 31, 2000, the Company borrowed against a new credit facility (the "New Revolver") with Congress Financial Corporation (Western), a subsidiary of First Union Bank and its Canadian and United Kingdom affiliates (the "Lenders"). The three-year New Revolver provides for maximum borrowings of $90 million and is comprised of three separate agreements, one in each of the United States, Canada and the United Kingdom. This New Revolver replaces the credit facility that expired on March 31, 2000 with ING (U.S.) Capital Corporation and the lenders party thereto.

The three agreements making up the New Revolver involve four borrowers in the United States and the operating companies in the United Kingdom and Canada. The four borrowers in the United States are comprised of Bekins Worldwide Solutions, Bekins Van Lines, GeoLogistics Services and GeoLogistics Americas. The Company has guaranteed each of the three separate agreements constituting the New Revolver. The individual agreement credit levels are $50 million in the United States, $15 million in Canada and $25 million in the United Kingdom. The United States and Canada agreements allow for a maximum increase or decrease of $5 million in the facility with a corresponding decrease or increase in the Canadian facility. Such adjustments are limited to once per quarter. The New Revolver has a letter of credit sub-limit of $30 million. The maximum amount that can be borrowed is dependent upon the amount of accounts receivable of the borrowers and letters of credit provided by certain stockholders and their affiliates. The amount that may be borrowed will be equal to 85% of eligible billed receivables plus 65% of eligible unbilled or accrued receivables as defined in the agreement, plus 100% of the face amount of the letters of credit provided by affiliates of stockholders. As of March 31, 2000, the aggregate of such letters of credit was $13 million, with additional commitments of up to $6 million, which amount may be reduced under certain circumstances.

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

Events of Default under the New Revolver include, among others, the failure to pay, the failure to observe covenants, the failure to pay certain third party debt or judgements, bankruptcy and other insolvency events, any material adverse change, change of control with respect to the Company and the failure of the Company to maintain a specified level of net worth or the United States, Canadian and United Kingdom borrowers to maintain another specified level of net worth. An Event of Default under any one of the three agreements is automatically an Event of Default under the other two.

The indenture relating to the Company's Senior Notes generally provides that, subject to certain exceptions, the Company not incur indebtedness unless on the date of such incurrence the consolidated coverage ratio of the Company exceeds 2.25 to 1.0 and that the restricted subsidiaries of the Company may not incur indebtedness unless on the date of such incurrence the consolidated coverage ratio of the Company exceeds 2.5 to 1.0. The indenture permits the Company to incur up to $115.0 million of total indebtedness (consisting of $100.0 million of bank debt and $15.0 million of other debt) notwithstanding the Company's inability to meet the consolidated coverage ratio test. As of March 31, 2000, the Company had incurred $71.2 million of indebtedness under its United States, Canada and United Kingdom bank credit facilities and, as of such date, the Company would have been able to incur an additional $28.8 million of indebtedness pursuant to the terms of such facilities. As of March 31, 2000, the Company had incurred $8.0 million of other debt and would have been able to incur an additional $7.0 million of other debt pursuant to the terms of the indenture. In addition, the indenture permits the Company to incur up to $30.0 million under its foreign credit facilities notwithstanding the Company's inability to meet the consolidated coverage ratio test. As of March 31, 2000, the Company had incurred $16.0 million of indebtedness under its foreign credit facilities and as of such date, would have been able to incur an additional $14.0 million of indebtedness under such facilities in compliance with the terms of the indenture.

The Company has utilized borrowings under its credit facilities to meet working capital requirements and to fund capital expenditures principally related to information technology. The Company may also be required to utilize borrowings under its credit facilities to finance other obligations including the payment of interest expense under the Senior Notes, and to fund remaining restructuring activities. As of April 28, 2000, the Company had $6.2 million of borrowing capacity under its New Revolver. The Company's ability to borrow funds under the New Revolver is subject to fluctuations in its borrowing base based on its accounts receivable and the Company's ability to borrow additional funds other than under the New Revolver is significantly restricted by the terms of the indenture and the New Revolver. If the Company is unable to generate sufficient cash flow to finance its operations and remaining restructuring charges and interest expense, it could be required to borrow under its existing credit facilities to fund such activities. If the Company's credit facilities are not sufficient to fund ongoing operations and remaining restructuring charges and interest expense, the Company could be required to adopt one or more alternatives, such as reducing or delaying planned expansion or capital expenditures, selling or leasing assets, restructuring debt or obtaining additional debt or equity capital. The Company will continue to investigate strategic alternatives to improve its financial position, including the sale of non-core assets. There can be no assurance that any of these alternatives could be effected on satisfactory terms or at all.

YEAR 2000

The Company , its key customers and suppliers and agents were not materially impacted by the Year 2000 change.

The Company completed a comprehensive project to upgrade its information technology including hardware and software to properly recognize the Year 2000 ("Year 2000 Plan"). As a provider of global logistics and transportation services, the Company is reliant on its computer systems and applications to conduct its business. In addition to these systems the Company is also reliant upon the system capabilities of its business partners.

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

Conversion to the Euro has not had a material effect on the Company's financial condition or results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On January 27, 2000, the stockholders of the Company beneficially owning at least 90% of the issued and outstanding shares of common stock of the Company entitled to vote approved certain amendments to the Company's Bylaws.

         On March 1, 2000, the stockholders of the Company beneficially owning not less than seventy-five (75%) of the issued and outstanding shares of common stock of the Company entitled to vote approved certain amendments to the Company's Certificate of Incorporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GEOLOGISTICS CORPORATION

Date: May 15, 2000                  By: /s/ Robert Arovas
      --------------                    ----------------------------------------
                                            Robert Arovas
                                        Chief Executive Officer and Director

Date: May 15, 2000                  By:  /s/ Janet D. Helvey
      --------------                     ---------------------------------------
                                             Janet D. Helvey
                                         Senior Vice President, Finance

Date: May 15, 2000                  By:  /s/ James P. McCarthy
      --------------                     ---------------------------------------
                                             James P. McCarthy
                                         Corporate Controller