Form 10-Q
period 2000-06-30
GEOLOGISTICS CORP
filed 2000-08-11
CIK 1015527

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


Registrant's telephone number, including area code: (714) 513-3000
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes /X/  No / /

On August 10, 2000, the registrant had 2,122,460 outstanding shares of common stock, par value $.001 per share.

                            GEOLOGISTICS CORPORATION

                               TABLE OF CONTENTS


                                                                                                    PAGE
                                                                                                    ----
PART I.     FINANCIAL INFORMATION

            ITEM 1.     Financial Statements:

                        Condensed Consolidated Balance Sheets,
                        June 30, 2000 (unaudited) and December 31, 1999                               3

                        Condensed Consolidated Statements of Operations
                        for the three and six months ended June 30, 2000
                        and 1999 (unaudited)                                                          5

                        Condensed Consolidated Statements of
                        Cash Flows for the six months ended
                        June 30, 2000 and 1999 (unaudited)                                            6

                        Notes to the Condensed Consolidated Financial
                        Statements                                                                    7

            ITEM 2.     Management's Discussion and Analysis of
                        Financial Condition and Results
                        of Operations                                                                16

            ITEM 3. Information required for this item has been included in Management's Discussion and Analysis.

PART II.    OTHER INFORMATION

            ITEM 2.     Changes in Securities                                                        26

            ITEM 4.     Submission of Matter to a Vote of
                        Security Holders                                                             26

            ITEM 6.     Exhibits and Reports on Form 8-K                                             26


                          PART I. FINANCIAL INFORMATION

                            GEOLOGISTICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   June 30,                    December 31,
                                                                     2000                          1999
                                                                 -----------                   -----------
                                                                 (Unaudited)
Current assets:
   Cash and cash equivalents                                       $ 13,555                      $  2,628
   Accounts receivable:
      Trade, net                                                    256,472                       245,492
      Other                                                          13,667                        20,865
   Deferred income taxes                                              1,141                           361
   Prepaid expenses and other                                        22,913                        25,681
                                                                   --------                      --------
      Total current assets                                          307,748                       295,027
                                                                   --------                      --------

Property and equipment, at cost                                      94,658                        98,631
Accumulated depreciation                                            (25,879)                      (22,648)
                                                                   --------                      --------
    Net property and equipment                                       68,779                        75,983

Notes receivable, less current portion                                  297                         1,241
Deferred income taxes                                                   699                           547
Intangible assets, net                                               55,495                        55,285
Other assets                                                         19,540                        19,573
                                                                   --------                      --------
                                                                   $452,558                      $447,656
                                                                   ========                      ========



   See accompanying notes to the condensed consolidated financial statements.

                            GEOLOGISTICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                     June 30,                 December 31,
                                                                       2000                      1999
                                                                   -----------                -----------
                                                                   (Unaudited)
Current liabilities:
    Accounts payable                                                 $148,818                   $160,914
    Accrued expenses                                                  126,581                    116,676
    Income taxes payable                                                1,644                      2,475
    Current portion of long-term debt                                  16,587                     12,222
                                                                     --------                   --------
       Total current liabilities                                      293,630                    292,287

Long-term debt, less current portion                                  181,291                    152,915
Other non-current liabilities                                          46,359                     46,747
Minority interest                                                       2,450                      2,087
                                                                     --------                   --------
       Total liabilities                                              523,730                    494,036

Stockholders' deficit:
    Preferred stock 15,000 shares authorized,
      issued and outstanding                                           14,550                     14,550
    Common stock ($.001 par value, 5,000,000
      shares authorized, 2,122,460 and 2,129,893
      shares issued and outstanding)                                        2                          2
    Additional paid-in-capital                                         56,208                     56,962
    Accumulated deficit                                              (145,088)                  (119,709)
    Accumulated other comprehensive income                              3,156                      1,815
                                                                     --------                   --------
       Total stockholders' deficit                                    (71,172)                   (46,380)
                                                                     --------                   --------
                                                                     $452,558                   $447,656
                                                                     ========                   ========



   See accompanying notes to the condensed consolidated financial statements.

                            GEOLOGISTICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                             Three month periods                        Six month periods
                                                                     ended                                     ended
                                                       ---------------------------------         ---------------------------------
                                                        June 30,              June 30,            June 30,              June 30,
                                                          2000                  1999                2000                  1999
                                                       -----------           -----------         -----------           -----------
Revenues                                               $  373,034            $  395,770          $  730,911            $  761,099

Transportation and other direct costs                     287,159               301,004             564,484               574,297
                                                       -----------           -----------         -----------           -----------

      Net revenues                                         85,875                94,766             166,427               186,802

Selling, general and administrative expenses               83,558                95,569             168,462               190,277
Restructuring and other non-recurring expenses                342                   990               1,535                   990
Depreciation and amortization                               4,601                 5,059               9,234                 9,701
                                                       -----------           -----------         -----------           -----------

      Operating loss                                       (2,626)               (6,852)            (12,804)              (14,166)

Interest expense, net                                      (5,637)               (5,572)            (10,274)              (11,146)
Other expense net                                             (21)                 (305)                 (9)                 (450)
                                                       -----------           -----------         -----------           -----------

Loss before income taxes and minority interest             (8,284)              (12,729)            (23,087)              (25,762)

Income tax (provision) benefit                               (335)                   769                (686)               (1,031)
                                                       -----------           -----------         -----------           -----------

Loss before minority interest                              (8,619)              (11,960)            (23,773)              (26,793)

Minority interest                                            (248)                 (432)               (557)                 (587)
                                                       -----------           -----------         -----------           -----------

Net loss                                                   (8,867)              (12,392)            (24,330)              (27,380)
Preferred stock dividend                                     (525)                 (525)             (1,050)               (1,050)
                                                       -----------           -----------         -----------           -----------

Loss applicable to common stock                        $   (9,392)           $  (12,917)         $  (25,380)           $  (28,430)
                                                       ===========           ===========         ===========           ===========

Basic and diluted loss per common share                $    (4.42)           $    (6.10)         $   (11.93)           $   (13.39)
                                                       ===========           ===========         ===========           ===========

Weighted average number of common and
      common equivalent shares outstanding              2,124,460             2,118,893           2,128,163             2,123,179
                                                       ===========           ===========         ===========           ===========


   See accompanying notes to the condensed consolidated financial statements.

                            GEOLOGISTICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                               Six-month Periods Ended
                                                                             ---------------------------
                                                                              June 30,          June 30,
                                                                                2000              1999
                                                                             ---------         ---------
Cash flows from operating activities:
    Net loss                                                                 $ (24,330)        $ (27,380)
    Adjustments to reconcile net loss
       to net cash  used in operating activities:
         Depreciation and amortization                                           9,234             9,701
         Amortization of deferred items                                            540               899
         Deferred income taxes                                                    (907)               51
          Changes in current assets and liabilities, net                        (4,034)          (19,905)
          Other, net                                                             4,885               891
                                                                             ---------         ---------
       Net cash used in operating activities                                   (14,612)          (35,743)

Cash flows from investing activities:
    Purchases of property and equipment, net                                    (4,708)           (6,125)
    Proceeds from sale of assets                                                   906                --
                                                                             ---------         ---------
       Net cash used in investing activities                                    (3,802)           (6,125)

Cash flows from financing activities:
    Proceeds from revolving line of credit, net                                 44,585            25,542
    Proceeds from long-term debt                                                 5,033            16,936
    Payments on long-term debt                                                 (16,878)           (2,814)
    Proceeds from issuance (repurchase) of common stock                           (755)              720
    Debt issue costs                                                            (1,594)               --
    Preferred stock dividends                                                   (1,050)           (1,050)
                                                                             ---------         ---------
Net cash provided by financing activities                                       29,341            39,334
                                                                             ---------         ---------
Net increase (decrease) in cash and cash equivalents                            10,927            (2,534)
Cash and cash equivalents, beginning of period                                   2,628            15,152
                                                                             ---------         ---------
Cash and cash equivalents, end of period                                     $  13,555         $  12,618
                                                                             =========         =========

Supplementary cash flow information:
    Interest paid                                                            $  10,009         $  10,084
    Income taxes                                                                 1,516             1,341
    Non-cash common stock transactions                                             128               720
    New capital leases                                                       $     856         $     704


   See accompanying notes to the condensed consolidated financial statements.

                            GEOLOGISTICS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in GeoLogistics Corporation's ("Company") Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. The condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation in accordance with generally accepted accounting principles of the condensed consolidated financial statements for the periods shown. Certain amounts for the prior year have been reclassified to conform with the current year financial statement presentation. Significant accounting policies followed by the Company are included in Note 2 to the audited consolidated financial statements in the Company's Form 10-K. Results of operations for the three and six months ended June 30, 2000 may not be indicative of the results to be expected for the full year.

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

The following is condensed combined financial information of guarantor and non-guarantor subsidiaries:


                                                                            Balance Sheet as of June 30, 2000
                                                   --------------------------------------------------------------------------------
                                                     Parent          Guarantor       Non-Guarantor
                                                     Company        Subsidiaries     Subsidiaries     Eliminations       Combined
                                                   -------------    ------------     ------------     ------------     ------------
                                                                                    (in thousands)
Cash and cash equivalents....................       $    1,273       $      478       $   11,804       $        -       $   13,555
Accounts receivable trade, net...............                4          102,705          219,121          (65,358)         256,472
Property, net................................            1,802           18,006           48,971                -           68,779
Intangible assets, net.......................            7,043           44,938            4,459             (945)          55,495
Other assets.................................          154,518           17,016          308,297         (421,574)          58,257
                                                   ------------     ------------     ------------     ------------     ------------
  Total assets...............................       $  164,640       $  183,143       $  592,652       $ (487,877)      $  452,558
                                                   ============     ============     ============     ============     ============

Current liabilities..........................       $    8,742       $  113,633       $  235,088       $  (63,833)      $ 293,630
Long-term debt, less current portion.........          110,103           50,536           20,652                -          181,291
Other non-current liabilities................           26,905           49,162          120,500         (147,758)          48,809
Stockholder's equity (deficit)...............           18,890          (30,188)         216,412         (276,286)         (71,172)
                                                   ------------     ------------     ------------     ------------     ------------
  Total liabilities and stockholders'
  equity (deficit)...........................       $  164,640       $  183,143       $  592,652       $ (487,877)      $  452,558
                                                   ============     ============     ============     ============     ============


                                                             Statement of Operations for the Six Months Ended June 30, 2000
                                                   --------------------------------------------------------------------------------
                                                     Parent          Guarantor       Non-Guarantor
                                                     Company        Subsidiaries     Subsidiaries     Eliminations       Combined
                                                   -------------    ------------     ------------     ------------     ------------
                                                                                    (in thousands)
Revenues.....................................       $        -       $  256,551       $  556,381       $  (82,021)      $  730,911
Transportation and other direct costs........                -          204,936          441,569          (82,021)         564,484
Operating expenses...........................            5,443           61,820          110,433                -          177,696
Restructuring and other non-recurring
  charges....................................              757              499              279                -            1,535
                                                   ------------     ------------     ------------     ------------     ------------
Operating income (loss)......................           (6,200)         (10,704)           4,100                -          (12,804)
Interest and other, net......................            3,606           (8,003)          (5,886)               -          (10,283)
Income tax provision.........................              (21)              (2)            (663)               -             (686)
Minority Interest............................                -                -             (557)               -             (557)
                                                   ------------     ------------     ------------     ------------     ------------
  Net loss...................................       $   (2,615)      $  (18,709)      $   (3,006)      $        -       $  (24,330)
                                                   ============     ============     ============     ============     ============


                            GEOLOGISTICS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2.  LONG-TERM DEBT (CONTINUED)



                                                Statement of Cash Flows for the Six Months Ended June 30, 2000
                                             ---------------------------------------------------------------------
                                               Parent       Guarantor    Non-Guarantor
                                               Company     Subsidiaries  Subsidiaries   Eliminations    Combined
                                             ------------  ------------  ------------   ------------  ------------
                                                                        (in thousands)
Cash flows from:
  Operating activities.....................   $   39,959    $  (43,535)   $  (11,036)     $     --     $ (14,612)
  Investing activities.....................         (270)       (3,290)         (242)           --        (3,802)
  Financing activities.....................      (40,037)       49,668        19,710            --        29,341
                                             ------------  ------------  ------------   ------------  ------------
Net increase (decrease) in cash and cash
  equivalents..............................         (348)        2,843         8,432            --        10,927
Cash and cash equivalents, beginning of
  period...................................        1,621        (2,365)        3,372            --         2,628
                                             ------------  ------------  ------------   ------------  ------------


Cash and cash equivalents, end of period...   $    1,273    $      478    $   11,804      $     --     $  13,555
                                             ============  ============  ============   ============  ============

                                                              Balance Sheet as of December 31, 1999
                                             ---------------------------------------------------------------------
                                               Parent       Guarantor    Non-Guarantor
                                               Company     Subsidiaries  Subsidiaries   Eliminations    Combined
                                             ------------  ------------  ------------   ------------  ------------
                                                                        (in thousands)
Cash and cash equivalents..................   $    1,621    $  (2,365)    $   3,372      $       --    $    2,628
Accounts receivables trade, net............       (1,023)      81,466       209,285         (44,236)      245,492
Property, net..............................        1,766       19,427        54,790              --        75,983
Intangible assets, net.....................        6,496       45,467         4,267            (945)       55,285
Other assets...............................      190,692       17,313       329,338        (469,075)       68,268
                                             ------------  ------------  ------------   ------------  ------------
 Total assets..............................   $  199,552    $ 161,308     $ 601,052      $ (514,256)   $  447,656
                                             ============  ============  ============   ============  ============

Current liabilities........................   $    9,702    $  89,704     $ 237,033      $  (44,152)   $  292,287
  Long-term debt, less current portion.....      149,154          867         2,894           --          152,915
  Other non-current liabilities............       17,125       82,610       129,439        (180,340)       48,834
  Stockholders' equity (deficit)...........       23,571      (11,873)      231,686        (289,764)      (46,380)
                                             ------------  ------------  ------------   ------------  ------------
     Total liabilities and
         Stockholders' equity (deficit)....   $  199,552    $ 161,308     $ 601,052      $ (514,256)   $  447,656
                                             ============  ============  ============   ============  ============


                                                 Statement of Operations for the Six Months Ended June 30, 1999
                                             ---------------------------------------------------------------------
                                               Parent       Guarantor    Non-Guarantor
                                               Company     Subsidiaries  Subsidiaries   Eliminations    Combined
                                             ------------  ------------  ------------   ------------  ------------
                                                                        (in thousands)
Revenues...................................   $       --    $  304,327    $  529,063     $  (72,291)   $  761,099
Transportation and other direct costs......           --       231,792       414,796        (72,291)      574,297
Operating  expenses........................        7,748        79,630       112,600             --       199,978
Restructuring and other non-recurring
  charges                                             --           990            --             --           990
                                             ------------  ------------  ------------   ------------  ------------
  Operating income (loss)..................       (7,748)       (8,085)        1,667             --       (14,166)
Interest and other, net....................       (2,083)       (8,668)         (845)                     (11,596)
Income tax provision.......................          (28)           --        (1,003)            --        (1,031)
Minority interest..........................           --            --          (587)            --          (587)
                                             ------------  ------------  ------------   ------------  ------------

    Net loss ..............................   $   (9,859)   $  (16,753)   $     (768)    $       --    $  (27,380)
                                             ============  ============  ============   ============  ============


                            GEOLOGISTICS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2.  LONG-TERM DEBT (CONTINUED)


                                                 Statement of Cash Flows for the Six Months Ended June 30, 1999
                                             ---------------------------------------------------------------------
                                               Parent       Guarantor    Non-Guarantor
                                               Company     Subsidiaries  Subsidiaries   Eliminations    Combined
                                             ------------  ------------  ------------   ------------  ------------
                                                                        (in thousands)
Cash flows from:
  Operating activities.....................   $  (13,750)   $  (19,209)   $   (3,375)    $      591    $  (35,743)
   Investing activities....................        4,621        (7,663)       (3,083)            --        (6,125)
   Financing activities....................       11,791        25,752         2,382           (591)       39,334
                                             ------------  ------------  ------------   ------------  ------------
Net increase (decrease) in cash
  and cash equivalents.....................        2,662        (1,120)       (4,076)            --        (2,534)
Cash and cash equivalents, beginning
   of period...............................           27         2,534        12,591             --        15,152
                                             ------------  ------------  ------------   ------------  ------------

 Cash and cash equivalents, end of period     $    2,689    $    1,414    $    8,515     $      --     $   12,618
                                             ============  ============  ============   ============  ============

On March 31, 2000, the Company borrowed against a new Loan and Security Agreement (the "New Revolver") with Congress Financial Corporation (Western), a subsidiary of First Union Bank (the "Lender"). The three-year New Revolver provides for maximum borrowings of $90.0 million and is comprised of three separate agreements, one in each of the United States, Canada and the United Kingdom. This facility replaces the credit facility in place at December 31, 1999 by and among the Company and ING (U.S.) Capital Corporation and the lenders party thereto.

The three agreements making up the New Revolver involve four borrowers in the United States and the operating companies in both the United Kingdom and Canada. The four borrowers in the United States are comprised of Bekins Worldwide Solutions, Bekins Van Lines, GeoLogistics Services and GeoLogistics Americas. The individual agreement credit levels are $50.0 million in the United States, $15.0 million in Canada and $25.0 million in the United Kingdom. The maximum amount that can be borrowed is equal to 85% of eligible billed receivables plus 65% of eligible unbilled or accrued receivables as defined in the agreement plus 100% of the face amount of letters of credit provided by affiliates of stockholders.

Collateral liens on accounts receivable as well as general and specific liens on other assets of the Company are provided to the Lender. Financial convenant tests are restricted to minimum net worth tests for GeoLogistics Corporation and the Borrower group taken as a whole. The facility has a letter of credit sub-limit of $30.0 million and places certain restrictions on the Company and its borrower subsidiaries in the areas of asset sales, additional liens, additional indebtedness, investments, dividends and affiliate transactions.

NOTE 3.  SEGMENT INFORMATION

The Company operates in a single business segment providing worldwide logistics solutions to meet customers' specific requirements for transportation and related services by arranging and monitoring all aspects of material flow activities utilizing advanced information technology systems. No customer accounted for ten percent or more of consolidated revenue.

                            GEOLOGISTICS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company manages its business primarily on a geographic basis. The Company's reportable geographic segments are comprised of North America, Europe and Asia. Each geographic segment provides products and services herein described.

Accounting policies for each geographic segment are the same as those described in "Summary of Significant Accounting Policies" in Note 2 of the Notes to the Consolidated Financial Statements included in the Form 10-K filed for the year ended December 31, 1999. The Company evaluates the performance of each geographic segment primarily based upon EBITDA and operating income. EBITDA represents earnings before interest, taxes, depreciation and amortization. Operating income represents earnings before interest and taxes. Corporate expenses are included in the North America geographic segment operating income. Corporate expenses are comprised primarily of marketing costs, incremental information technology costs and other general and administrative expenses. North America geographic segment assets include corporate assets. Corporate assets include cash and cash equivalents, certain capitalized software development costs and intangible assets.

Information regarding the Company's operations by geographic region is summarized below.


                                                     Three month periods                       Six month periods
                                                           ended                                      ended
                                               --------------------------------          -------------------------------
                                                June 30,             June 30,             June 30,            June 30,
                                                  2000                 1999                 2000                1999
                                               -----------          -----------          -----------         -----------
                                                                             (in thousands)
North America
  Total revenues                                $ 160,769            $ 187,062            $ 305,401           $ 358,688
  Transactions between regions                     13,538               14,955               27,121              27,704
Revenues from customers                           147,231              172,107              278,280             330,984
Net revenues                                       32,795               41,945               60,165              81,336
EBITDA                                             (2,419)              (3,759)             (10,754)             (8,237)
Depreciation and amortization                       3,234                3,804                6,493               7,170
Operating loss                                     (5,653)              (7,563)             (17,249)            (15,407)
Interest expense, net                               5,417                4,000                9,851               7,449


                            GEOLOGISTICS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                     Three month periods                       Six month periods
                                                           ended                                      ended
                                               --------------------------------          -------------------------------
                                                June 30,             June 30,             June 30,            June 30,
                                                  2000                 1999                 2000                1999
                                               -----------          -----------          -----------         -----------
                                                                             (in thousands)
Europe:
  Total revenues                               $ 177,684            $ 177,529            $ 358,005            $ 350,484
  Transactions between regions                    23,874               19,614               46,266               44,476
  Revenues from customers                        153,810              157,915              311,739              306,008
  Net revenues                                    35,498               36,935               71,905               75,539
  EBITDA                                           1,573                 (562)               2,480                 (225)
  Depreciation and amortization                      899                  808                1,782                1,657
  Operating income (loss)                            674               (1,371)                 699               (1,882)
  Interest  income (expense), net                    127                  (94)                 233                 (180)
Asia:
  Total revenues                               $  93,281            $  85,548            $ 182,863            $ 163,864
  Transactions between regions                    21,287               19,800               41,971               39,757
  Revenues from customers                         71,994               65,748              140,892              124,107
  Net revenues                                    17,582               15,886               34,357               29,927
  EBITDA                                           2,821                2,528                4,704                3,997
  Depreciation and amortization                      468                  446                  958                  874
  Operating income                                 2,353                2,082                3,746                3,123
  Interest income  (expense), net                     92                    5                  189                 (120)


Information regarding the Company's long lived assets by geographic region is summarized below as of June 30, 2000 and December 31, 1999.


                                                                        June 30,             December 31,
                                                                         2000                   1999
                                                                       ---------              ---------
                                                                                (in thousands)
Long lived assets:
  North America                                                        $  24,539              $  26,820
  Europe                                                                  37,965                 42,255
  Asia                                                                     6,275                  6,908
                                                                       ---------              ---------
                                                                       $  68,779              $  75,983
                                                                       =========              =========


                            GEOLOGISTICS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A reconciliation of the Company's geographic segment revenues, net revenues, EBITDA and operating income (loss) to the corresponding consolidated amounts for the three and six months ended June 30, 2000 and 1999 is as follows:


                                               Three month periods                     Six month periods
                                                     ended                                   ended
                                         --------------------------------        -------------------------------
                                          June 30,            June 30,           June 30,            June 30,
                                            2000                1999               2000                1999
                                         -----------         -----------        -----------         -----------
                                                                      (in thousads)
Revenues:
  North America                          $ 160,769           $ 187,062          $  305,401          $  358,688
  Europe                                   177,684             177,529             358,005             350,484
  Asia                                      93,281              85,548             182,863             163,864
  Eliminations                             (58,700)            (54,369)           (115,358)           (111,937)
                                         -----------         -----------        -----------         -----------
  Consolidated                           $ 373,034           $ 395,770          $  730,911          $  761,099
                                         ===========         ===========        ===========         ===========

Net revenues:
  North America                          $  32,795           $  41,945          $   60,165          $   81,336
  Europe                                    35,498              36,935              71,905              75,539
  Asia                                      17,582              15,886              34,357              29,927
                                         -----------         -----------        -----------         -----------
  Consolidated                           $  85,875           $  94,766          $  166,427          $  186,802
                                         ===========         ===========        ===========         ===========

EBITDA:
  North America                          $  (2,419)          $  (3,759)         $  (10,754)         $   (8,237)
  Europe                                     1,573                (562)              2,480                (225)
  Asia                                       2,821               2,528               4,704               3,997
                                         -----------         -----------        -----------         -----------
  Consolidated                           $   1,975           $  (1,793)         $   (3,570)         $   (4,465)
                                         ===========         ===========        ===========         ===========

Operating income (loss):
  North America                          $  (5,653)          $  (7,563)         $  (17,249)         $  (15,407)
  Europe                                       674              (1,371)                699              (1,882)
  Asia                                       2,353               2,082               3,746               3,123
                                         -----------         -----------        -----------         -----------
  Consolidated                           $  (2,626)          $  (6,852)         $  (12,804)         $  (14,166)
                                         ===========         ===========        ===========         ===========


Corporate EBITDA and operating loss for the three month periods ended June 30, 2000 and 1999 were $(2,687), $(2,970) and $(3,705), $(3,851), respectively.
Corporate EBITDA and operating loss for the six month periods ended June 30, 2000 and 1999 were $(5,695), $(6,264) and $(7,664), $(8,029), respectively. Such amounts are included in the North America geographic segment.

                            GEOLOGISTICS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A reconciliation of the Company's geographic segment assets to the corresponding consolidated amounts as of June 30, 2000 and December 31, 1999 is as follows:


                                                                            June 30,        December  31,
                                                                             2000                1999
                                                                          ------------      ------------
                                                                                 (in thousands)
Assets:
  North America                                                            $ 575,353          $ 604,665
  Europe                                                                     258,766            256,876
  Asia                                                                       101,928            100,792
  Eliminations                                                              (483,489)          (514,677)
                                                                           ---------          ---------
  Consolidated                                                             $ 452,558          $ 447,656
                                                                           =========          =========


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

Comprehensive loss for the three and six months ended June 30, 2000 and 1999 is as follows (in thousands):


                                                   Three month periods                  Six month periods
                                                           ended                               ended
                                               ----------------------------        ----------------------------
                                                June 30,          June 30,          June 30,          June 30,
                                                  2000              1999              2000              1999
                                               ----------        ----------        ----------        ----------
                                                                        (in thousands)
Cumulative translation adjustment               $  1,930          $   (742)         $  1,341          $   (675)
Net loss                                          (8,867)          (12,392)          (24,330)          (27,380)
                                               ----------        ----------        ----------        ----------
Comprehensive loss                              $ (6,937)         $(13,134)         $(22,989)         $(28,055)
                                               ==========        ==========        ==========        ==========


                            GEOLOGISTICS CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

In connection with these efforts, the Company (a) exited the majority of its domestic freight forwarding portion of Americas business at the end of the third quarter of 1999, (b) is rationalizing personnel such that their numbers and skill sets are suited to the ongoing services and volumes of the business, (c) closed, or will close, facilities in the United States and Europe, (d) arranged for the settlement of remaining obligations to the selling shareholders of the project forwarding and international household goods relocation services business and integrated the project forwarding business into the Americas business and the international household goods relocations services into Bekins and (e) revalued assets to reflect fair values. The aggregate charge for these actions was approximately $32,420 of which $342 was recorded in the second quarter of 2000, $1,193 was recorded in the first quarter of 2000 and $30,885 was recorded in 1999. The aggregate charge of $32,420 is $2,180 less than expected due to changes in estimates as well as the abandonment of certain initiatives. The second quarter charge of $342 consisted of lease termination costs of $100 and non- recruiting fees of $94 and moving expenses of $148. During the second quarter, the Company paid $1,995 for restructuring initiatives charged to operations in 1999. The $1,995 consisted of $1,752 in severance and $243 for leases. Restructuring and other non-recurring expenses for the six month period ended June 30, 2000 amounting to $1,535 consisted of severance for the termination of 6 administrative staff totaling $389, duplicative labor of $608, recruiting fees of $207, moving expenses of $231 and lease termination costs of $100. During the six month period ended June 30, 2000, the Company paid $6,755 for restructuring initiatives charged to operations in 1999. The $6,755 consisted of $5,732 in severance, $331 for leases, bad debt write-offs of $670 and $22 of other charges. As of June 30, 2000, accrued liabilities relating to the aforementioned restructuring consisted of $1,891 for severance, $350 for lease termination costs, $285 for allowance for bad debts and $831 for other. Such amounts are included in accrued expenses in the accompanying condensed consolidated balance sheets. The Company expects to pay the remaining obligations through March 2001. In addition to actions for which immediate financial recognition is required, many additional actions have been taken including revised incentive plans for the sales and management staffs (including the employees who will continue to operate the international freight forwarding operations in the United States), expansion of logistics facilities in Thailand and expansion of facilities and logistics capabilities in China.

6.  GLAS SALE

On September 10, 1999, the Company sold substantially all of the assets of its GLAS business unit for aggregate cash consideration of approximately $116,000. The $68,920 gain on sale was reflected in the consolidated financial statements for the year ended December 31, 1999. For the six months ended June 30, 1999, revenues and operating income from the GLAS operations were approximately $45,505 and $7,963, respectively.

                            GEOLOGISTICS CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY INCLUDED ELSEWHERE IN THIS REPORT. THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH HEREIN, IN THE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS WELL AS WITHIN THIS QUARTERLY REPORT GENERALLY. ALSO, DOCUMENTS SUBSEQUENTLY FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION MAY CONTAIN FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTIONS IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE CHALLENGES AND UNCERTAINTIES INHERENT IN, MEETING LIQUIDITY NEEDS FOR CONTINUED OPERATION, SUCCESSFULLY IMPLEMENTING THE CLOSURE OF THE COMPANY'S U.S. DOMESTIC FREIGHT FORWARDING BUSINESS, THE RESTRUCTURING OF THE COMPANY'S EUROPEAN AND OTHER BUSINESSES, OPERATING CHALLENGES FACING THE COMPANY'S REMAINING BUSINESSES INFORMATION TECHNOLOGY AND COST REDUCTION STRATEGIES AND THE OTHER RISK FACTORS AND MATTERS IDENTIFIED HEREIN OR IN OTHER PUBLIC FILINGS BY THE COMPANY, INCLUDING BUT NOT LIMITED TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-4 (FILE NO. 333-42607)AND ANNUAL REPORT ON FORM 10-K (FILED ON April 13, 2000), SUCH AS RISKS RELATING TO THE COMPANY'S LEVERAGE AND ABILITY TO SERVICE ITS DEBT OBLIGATIONS, CHALLENGES PRESENTED BY INTEGRATION OF RECENT ACQUISITIONS AND IN THE AMERICAS BUSINESS, RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND CURRENCY FLUCTUATIONS AND RISKS RELATED TO INFORMATION TECHNOLOGY IMPLEMENTATION AND INTEGRATION.

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

                            GEOLOGISTICS CORPORATION

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

In connection with these efforts, the Company (a) exited the majority of its domestic freight forwarding portion of Americas business at the end of the third quarter of 1999, (b) is rationalizing personnel such that their numbers and skill sets are suited to the ongoing services and volumes of the business, (c) closed, or will close, facilities in the United States and Europe, (d) arranged for the settlement of remaining obligations to the selling shareholders of the project forwarding and international household goods relocation services business and integrated the project forwarding business into the Americas business and the international household goods relocations services into Bekins and (e) revalued assets to reflect fair values. The aggregate charge for these actions was approximately $32.4 million of which $0.3 was recorded in the second quarter of 2000, $1.2 was recorded in the first quarter of 2000 and $30.9 million was recorded in 1999. The aggregate charge of $32.4 million is $2.2 million less than expected due to changes in estimates as well as the abandonment of certain initiatives. The second quarter charge of $0.3 million consisted of lease terminaton costs of $0.1 million, recruiting fees of $0.1 million and moving expenses of $0.1 million. During the second quarter, the Company paid $2.0 million for restructuring initiatives charged to operations in 1999. The $2.0 million consisted of $1.8 million in severance and $0.2 million for leases. Restructuring and other non-recurring expenses for the six month period ended June 30, 2000 amounting to $1.5 million consisted of severance for the termination of 6 administrative staff totaling $0.4 million, duplicative labor of $0.6 million, recruiting fees of $0.2 million, moving expenses of $0.2 million and lease termination costs of $0.1 million. During the six month period ended June 30, 2000, the Company paid $6.8 million for restructuring initiatives charged to operations in 1999. The $6.8 million consisted of $5.7 million in severance, $0.3 million for leases, bad debt write-offs of $0.7 million and $0.1 million of other charges. As of June 30, 2000, accrued liabilities relating to the aforementioned restructuring consisted of $1.9 million for severance, $0.4 million for lease termination costs, $0.3 million for allowance for bad debts and $0.8 million for other. Such amounts are included in accrued expenses in the accompanying condensed consolidated balance sheets. The Company expects to pay the remaining obligations through March 2001. In addition to actions for which immediate financial recognition is required, many additional actions have been taken including revised incentive plans for the sales and management staffs (including the employees who will continue to operate the international freight forwarding operations in the United States), expansion of logistics facilities in Thailand and expansion of facilities and logistics capabilities in China.

The aforementioned restructuring and other non-recurring charges along with the asset impairment charges are expected to provide savings of approximately $17.0 million in selling, general and administrative expenses and $1.5 million reduction in depreciation and amortization for the 2000 fiscal year.

                            GEOLOGISTICS CORPORATION

Summarized actual operating results for the three and six months ended June 30, 2000, compared with the operating results for the three and six months ended June 30, 1999, adjusted to give effect to the sale of GLAS and exiting the majority of the Americas domestic business, follows:


                                                         Three month periods                     Six month periods
                                                                ended                                  ended
                                                    -------------------------------        -------------------------------
                                                      June 30,            June 30,           June 30,           June 30,
                                                        2000               1999                2000               1999
                                                    ------------       ------------        ------------       ------------
                                                              (Adjusted)                              (Adjusted)
Revenues                                             $ 373,034          $ 357,481           $ 730,911          $ 684,474

Transportation and other direct costs                  287,159            274,979             564,484            521,443
                                                    ------------       ------------        ------------       ------------

Net revenues                                            85,875             82,502             166,427            163,031

Selling, general and administrative                     83,558             86,747             168,462            173,357
   expenses
Restructuring and non-recurring charges                    342                990               1,535                990
Depreciation and amortization                            4,601              4,747               9,234              9,079
                                                    ------------       ------------        ------------       ------------
   Total operating costs                                88,501             92,484             179,231            183,426
                                                    ------------       ------------        ------------       ------------

Operating loss                                       $  (2,626)         $  (9,982)          $ (12,804)         $ (20,395)
                                                    ============       ============        ============       ============


                            GEOLOGISTICS CORPORATION

The following discussion and analysis relates to the results of operations for the Company as reported for the three and six months ended June 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements of the Company included elsewhere in this Form 10-Q.


                                                          Three month periods                      Six month periods
                                                                 ended                                   ended
                                                     --------------------------------        --------------------------------
                                                       June 30,            June 30,            June 30,            June 30,
                                                         2000                1999                 2000                1999
                                                     ------------        ------------         ------------        ------------
                                                                                  (in thousands)
Statement of Operations Data:

Revenues                                              $ 373,034           $ 395,770            $ 730,911            $ 761,099
Net revenues                                             85,875              94,766              166,427              186,802
Selling, general and administrative
      expenses                                           83,558              95,569              168,462              190,277
Restructuring and other non-recurring
      expenses                                              342                 990                1,535                  990
Depreciation and amortization                             4,601               5,059                9,234                9,701
Operating loss                                           (2,626)             (6,852)             (12,804)             (14,166)
Interest expense, net                                    (5,390)             (5,572)             (10,274)             (11,146)
Other expense, net                                         (268)               (305)                  (9)                (450)
Income tax (provision) benefit                             (335)                769                 (686)              (1,031)
Minority interest                                          (248)               (432)                (557)                (587)
                                                     ------------        ------------         ------------        ------------

Net loss                                              $  (8,867)          $ (12,392)           $ (24,330)           $ (27,380)
                                                     ============        ============         ============        ============


THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 1999

         REVENUES. The Company's revenues decreased approximately $22.8 million to $373.0 million for the three months ended June 30, 2000 from $395.8 million for the three months ended June 30, 1999. The primary reasons for the decrease were the exiting of the majority of domestic freight forwarding business ($15.9 million) and the disposition of the GLAS business ($22.4 million), offset by increased revenues in Bekins, Services, Asia and the remaining US business. After giving effect to the GLAS Sale and the exiting of the majority of the domestic business, the revenues from ongoing business increased by $15.5 million, or 4.3%. The increase in revenue, after giving effect to the GLAS Sale and exiting the majority of the US domestic business, occurred primarily in the remaining Americas business, Bekins, Services and Asia offset by decreased revenues in Europe. The Americas business grew by $5.6 million, or 10.9%, after adjusting for the exit of the majority of the US domestic business. Revenues from Bekins increased $3.8 million or 6.8% during the second quarter of 2000 compared to the comparable period in 1999. Revenues from Services increased $4.1 million or 26.8% from $15.3 million during the second quarter of 1999 to $19.4 million during the second quarter of 2000. Revenues in Asia increased $6.3 million or 9.6% from $65.7 million in the second quarter of 1999 to $72.0 million during the second quarter of 2000. Europe revenues decreased $4.1 million or 2.6% from $157.9 million in 1999 to $153.8 million in 2000. Canada revenues for the second quarter were consistent with the prior year.

                            GEOLOGISTICS CORPORATION

         NET REVENUES. Net revenues, which represent gross profit after deducting transportation and other direct costs, decreased by approximately $8.9 million, or 9.4.%, to $85.9 million for the three months ended June 30, 2000 from $94.8 million for the same period in 1999. The primary reasons for the decrease were the sale of the GLAS business which had net revenues of $7.6 million for the three months ended June 30, 1999 and the exiting of the majority of the Americas domestic business. The effect of these dispositions was a reduction of net revenues of $12.3 million. After giving effect to these changes, the ongoing business' net revenue increased by $3.4 million, or 4.1%. Bekins net revenue increased $0.7 million or 6.6% from $9.9 million in the second quarter of 1999 to $10.6 million during the second quarter of 2000 due to higher volumes. Services net revenue remained flat as the increase in revenues of $4.0 million were largely offset by a decrease in the net revenue percentage from 24.5% in the second quarter of 1999 compared to 19.5% during the second quarter of 2000. The deterioration of Services' net revenue percentage relates to a change in the mix of business, particularly to a single large new customer for which the net revenue percentage is below historical ratios. Americas net revenue, after giving effect to the exiting of most of the domestic business, increased $2.9 million or 25.7% from $11.3 during the second quarter of 1999 to $14.2 million during the second quarter of 2000. Canada net revenues decreased $0.4 million or 8.5% to $4.3 million during the second quarter of 2000 when compared to the comparable prior year quarter due to a decrease in the net revenue percentage from 19.1% in 1999 to 17.4% in 2000. Europe net revenues decreased $1.4 million from $36.9 million during the second quarter of 1999 to $35.5 million during the second quarter of 2000. The decrease resulted from the impact of foreign currency translation as the value of most European currencies have depreciated relative to the US dollar. Net revenues in Asia increased $1.7 million or 10.7% from $15.9 million during the second quarter of 1999 to $17.6 million during the second quarter of 2000. The increase was due to higher volumes year over year.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by approximately $12.0 million or 12.6%, to $83.6 million for the three months ended June 30, 2000 from $95.6 million for the three months ended June 30, 1999. SG&A as a percentage of revenues decreased to 22.4% in 2000 from 24.2% for the same period in 1999. The decrease was caused by the GLAS sale and savings related to the aforementioned restructuring.

As a result of exiting the majority of the U.S. domestic operation, the Americas business unit saved approximately $5.5 million of SG&A for the quarter ended June 30, 2000 compared to the same prior year period. Additional restructuring efforts within the Americas business unit yielded savings in SG&A of $0.6 million for the quarter ended June 30, 2000 compared to the same prior-year period. After giving effect to the exiting of the majority of the domestic US business, SG&A for the Americas business unit as a percentage of revenues were 30.0% during the second quarter of 2000 compared to 32.1% for the comparable prior-year period. Bekins SG&A increased $0.4 million or 5.1% from $7.8 million during the second quarter of 1999 to $8.2 million during the second quarter of 2000 primarily to support revenue growth. Services SG&A decreased $1.1 million or 27.5% from $4.0 million during the second quarter of 1999 to $2.9 million during the second quarter of 2000. The decrease in Services SG&A resulted from the aforementioned restructuring. Canada SG&A during the second quarter of 2000 was comparable to prior year amounts. Europe SG&A decreased $3.5 million or 9.3% from $37.5 million during the second quarter of 1999 compared to $34.0 million during the second quarter

                            GEOLOGISTICS CORPORATION

of 2000. The decrease represents the impact of foreign currency translation and restructuring initiatives combined with lower incremental costs incurred to support lower revenues. SG&A in Asia increased $1.4 million or 10.4% from $13.4 million during the second quarter of 1999 to $14.8 million during the second quarter of 2000. The increase was incurred to support higher revenues. Corporate SG&A decreased approximately $1.1 million or 29.7% from $3.7 million during the second quarter of 1999 compared to $2.6 million during the second quarter of 2000. The decrease resulted from restructuring initiatives implemented during the fourth quarter of 1999. Finally, the GLAS Sale eliminated $3.3 million of SG&A incurred during the second quarter of 1999.

         RESTRUCTURING, NON-RECURRING AND ASSET IMPAIRMENT CHARGES. As previously discussed, the Company implemented its restructuring and reorganization plans in the third and fourth quarter of 1999. The $0.3 million of restructuring and non-recurring charges recorded in the second quarter of 2000 primarily relate to the continued restructuring efforts in the Americas business unit and the streamlining of corporate and administrative functions in the U.S. The second quarter of 1999 included restructuring charges of $1.0 million related to staff reductions in Americas business unit.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased $0.5 million or 9.8% from $5.1 million in the second quarter of 1999 to $4.6 million in the second quarter of 2000. The decrease resulted from asset impairment charges of $11.9 million recorded in the third and fourth quarters of 1999 offset by capital expenditures during the period from April 1999 through June 2000.

         OPERATING LOSS. The Company recorded a $2.6 million operating loss for the three months ended June 30, 2000 compared to $6.9 million operating loss for the three months ended June 30, 1999. Bekins operating income increased $0.3 million from $0.8 million during the second quarter of 1999 to $1.1 million during the second quarter of 2000. Higher net revenues of $0.7 million were partially offset by $0.4 million of higher operating expenses. Services operating income increased from a loss of $0.5 million during the second quarter of 1999 to income of $0.7 million during the second quarter of 2000. Most of the improvement in Services resulted from decreased operating expenses of $1.2 million during the second quarter of 2000 compared to the same prior year period. After giving effect to the exiting of the majority of the domestic US business, Americas operating loss decreased $3.1 million or 41.3% from a loss of $7.5 million during the second quarter of 1999 to a loss of $4.4 million during the second quarter of 2000. The improvement resulted from higher adjusted net revenues of $2.8 million, lower depreciation and amortization expense of $0.2 million, lower restructuring expenses of $0.7 million offset by higher operating expenses of $0.6 million incurred to support the increase in revenues for the remaining operation. Canada operating income decreased by $0.4 million from $0.3 million during the second quarter of 1999 to a loss of $0.1 million during the second quarter of 2000. The decrease was caused primarily by a deterioration of the net revenue percentage from 19.1% in 1999 to 17.4% during the second quarter of 2000. Europe operating income increased $2.0 million from a loss of $1.3 million during the second quarter of 1999 to income of $0.7 million during the second quarter of 2000. Lower net revenues of $1.4 million in Europe were offset by decreased costs of $3.4 million. Operating income in Asia increased $0.3 million from $2.1 million during the second quarter of 1999 to $2.4 million during the second quarter of 2000. Higher net revenues of $1.7 million were partially offset by increased costs of approximately $1.4 million. Operating loss at Corporate decreased $0.9 million or 22.9% due

                            GEOLOGISTICS CORPORATION


primarily to restructuring of corporate and administrative functions during the fourth quarter of 1999. Operating income decreased by $4.0 million during the second quarter of 2000 compared to 1999 due to the sale of GLAS.

         INTEREST EXPENSE, NET. Interest expense, net, was $5.6 million during the quarters ended June 30, 2000 and 1999. The reduction of debt from the prior year resulting from the GLAS Sale was substantially eliminated by the cash restructuring charges and subsequent operating losses.

         INCOME TAXES. The income tax provision for the three months ended June 30, 2000 increased $1.1 million to a $0.3 million provision versus a $0.8 million benefit for the same period of 1999. This tax provision recognizes tax liabilities in tax-paying overseas subsidiaries while full valuation reserves have been established for tax benefits of most entities with net operating loss carryforwards.

         MINORITY INTERESTS. Interests held by minority shareholders in the earnings of certain foreign subsidiaries were $0.3 million and $0.4 million for the three months ended June 30, 2000 and 1999, respectively.

         NET LOSS. Net loss decreased by $3.5 million to $8.9 million for the three months ended June 30, 2000 compared to $12.4 million for the same period of 1999. The decrease in net loss was due primarily to lower operating expenses, interest costs and minority interest of $13.1 million, $0.2 million and $0.1 million, respectively, offset by lower net revenues of $8.9 million and a higher tax provision of $1.1 million. Lower operating expenses result primarily from restructuring initiatives implemented during 1999 and the first quarter of 2000. Lower interest costs were realized as the payoff of debt resulting from the GLAS Sale during the third quarter of 1999 were largely offset by cash used to pay for restructuring initiatives, capital expenditures and to finance operating losses. Lower net revenues resulted primarily from the exit of the majority of the US domestic business and the sale of GLAS which provided approximately $5.5 million and $7.6 million, respectively, during the three month period ended June 30, 1999, offset by increases in all regions except Europe. The higher tax provision during the second quarter of 2000 compared to 1999 resulted from tax planning initiatives implemented during the second quarter of 1999 in anticipation of the gain on sale of GLAS.

SIX MONTHS ENDED JUNE 30, 2000 VERSUS SIX MONTHS ENDED JUNE 30, 1999

         REVENUES. The Company's revenues decreased by approximately $30.2 million to $730.9 million for the six months ended June 30, 2000 from $761.1 million for the six months ended June 30, 1999. The decrease in revenues from prior year was due to the GLAS Sale and the exit of the majority of the Americas domestic business offset by increased revenues in the remaining Americas business and all other business units. GLAS and the portion of the Americas domestic business that was shut down provided revenues of $45.5 million and $31.1 million, respectively, during the first six months of 1999. Excluding the impact of GLAS and the discontinued portion of the Americas domestic business, revenues increased $46.4 million or 6.8% to $730.9 million during the first six months of 2000 from $684.5 million during the first six months of 1999.

                          GEOLOGISTICS CORPORATION

Bekins revenue for the six months ended June 30, 2000 increased $5.5 million or 5.5% compared to the same prior year period. Services revenue increased $9.4 million or 32.6% from $28.8 million during the six month period ended June 30, 1999 to $38.2 million during the same period in 2000. Americas revenue, after giving effect to the exit of the majority of the domestic business, increased $9.0 million from $103.1 million during the first six months of 1999 compared to $112.1 million during the first six months of 2000. Canada revenue increased $2.3 million or 5.0% to $48.6 million during the first six months of 2000 compared to $46.3 million during the comparable prior year period. Europe revenue increased $8.1 million or 2.5% from $329.9 million during the first six months of 1999 to $338.0 million during the first six months of 2000. Revenues in Asia increased $16.6 million or 10.9% to $169.6 million during the six months ended June 30, 2000 from $153.0 million during the comparable prior year period.

         NET REVENUES. Net revenues, which represent gross profit after deducting transportation and other direct costs, decreased by approximately $20.4 million or 10.9%, to $166.4 million for the six months ended June 30, 2000 from $186.8 million for the same period in 1999. Excluding GLAS and the discontinued portion of the Americas domestic business, net revenues as a percentage of revenues decreased by 1.0% to 22.8% during the first six months of 2000 from 23.8% during the first six months of 1999. Services experienced significant growth in revenues but the net revenue percentage decreased from 24.5% during the first six months of 1999 to 19.3% during the first six months of 2000. The deterioration of Services' net revenue percentage relates to a change in the mix of business, particularly to a single large new customer for which the net revenue percentage is below historical ratios. Bekins and Americas net revenue percentage remained flat for the six month period ended June 30, 2000 compared to the comparable prior year period. Canada net revenue percentage decreased 1.6% to 17.5% during the six months ended June 30, 2000 from 19.0% during the comparable prior year period. The decrease was caused by a change in mix of business to lower margin warehousing and customs services. Europe net revenue percentage decreased 1.63% to 21.3% during the six month period ended June 30, 2000 from 22.9% for the comparable prior year period caused by a change in the mix of business. Asia net revenue percentage increased 0.7% to 20.3% during the first six months of 2000 from 19.6% during the comparable prior year period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by approximately $21.8 million or 11.5%, to $168.5 million for the six months ended June 30, 2000 from $190.3 million for the six months ended June 30, 1999. Excluding $16.9 million of SG&A incurred by GLAS and the discontinued portion of the Americas business, overall SG&A decreased $4.9 million during the first six months of 2000 compared to the same period in 1999. Bekins SG&A was flat during the first six months of 2000 versus the comparable prior year period. Services SG&A decreased $1.7 million or 22.4% to $5.9 million during the first six months of 2000 compared to $7.6 million during the comparable prior year period. The decrease results from restructuring initiatives implemented during the third quarter of 1999. Americas SG&A after adjusting for the exit of the majority of the domestic business increased $1.7 million or 5.1% to support the 8.8% increase in revenues. Canada SG&A increased $0.7 million or 9.5% from $7.4 million during the six month period ended June 30, 1999 to $8.1 million during the comparable period in 2000. The increase was incurred to support $2.3 million of additional revenues compared to 1999. Europe SG&A decreased $6.7 million or 8.8% to $69.1 million during the first six months of 2000 from $75.8 million during the comparable prior year period. The decrease was due primarily to restructuring

                          GEOLOGISTICS CORPORATION

initiatives implemented during the fourth quarter of 1999. Asia SG&A increased $3.7 million or 14.4% during the six month period ended June 30, 2000 versus the comparable prior year period. The increase in costs were incurred to support additional revenues of $16.6 million. Corporate SG&A decreased $2.7 million or 35.1% from $7.7 million during the first six months of 1999 to $5.0 million during the first six months of 2000. The decrease was due to restructuring initiatives implemented during the fourth quarter of 1999.

         RESTRUCTURING, NON-RECURRING AND ASSET IMPAIRMENT CHARGES. As previously discussed, the Company implemented its restructuring and reorganization plans in the third and fourth quarter of 1999. The $1.5 million of restructuring and non-recurring charges recorded in the first six months of 2000 relate to restructuring efforts in Europe and the Americas business unit and the continued streamlining of corporate and administrative functions in the U.S. The first six months of 1999 included restructuring charges of $1.0 million related to staff reductions in Americas business unit.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased $0.5 million for the six months ended June 30, 2000 compared to the prior year period. The decrease resulted from asset impairment charges of $11.9 million recorded in the third and fourth quarters of 1999 offset by capital expenditures during the period from April 1999 through June 2000.

         OPERATING LOSS. The Company recorded a $12.8 million operating loss for the six months ended June 30, 2000 compared to $14.2 million operating loss for the six months ended June 30, 1999. Excluding the impact of GLAS and the discontinued portion of the Americas domestic business, operating loss for the six months ended June 30, 2000 decreased by $7.6 million or 37.3% to $12.8 million versus a loss of $20.4 million for the comparable prior year period. Bekins operating income for the first six months of 2000 were relatively flat compared to the comparable prior year period as higher net revenues of $0.6 million were offset by increased operating expenses. Services operating income increased $2.2 million from a loss of $1.3 million during the six month period ended June 30, 1999 to income of $0.9 million during the comparable period in 2000. The turnaround at Services resulted from restructuring initiatives implemented during the third quarter of 1999. Americas operating loss decreased $4.5 million or 27.8% from a loss of $16.2 million during the six month period ended June 30, 1999 to $11.7 million during the six month period ended June 30, 2000. Revenue growth contributed higher net revenues of $2.1 million and restructuring initiatives resulted in lower operating expenses of $2.4 million. Canada operating income decreased by $1.0 million to a loss of $0.3 million during the first six months of 2000 compared to income of $0.7 during the comparable prior year period. Higher revenues in Canada were more than offset by increases in direct costs and higher operating expenses to support such growth. Europe operating income improved by $2.6 million to $0.7 million during the six month period ended June 30, 2000 from a loss of $1.9 million for the comparable prior year period. The improvement resulted from lower net revenues of $3.6 million offset by a reduction in operating expenses of $6.2 million primarily as a result of restructuring initiatives implemented during the fourth quarter of 1999. Operating income in Asia increased $0.6 million or 19.4% from $3.1 million during the first six months of 1999 to $3.7 million during the first six months of 2000. Increased revenues of $16.6 million provided additional net revenue of $4.4 million which was partially offset by increased operating costs of $3.8 million. Operating loss for Corporate decreased by $1.8 million as a result of restructuring initiatives implemented during the last six months of 1999.

                          GEOLOGISTICS CORPORATION

         INTEREST EXPENSE, NET. Interest expense, net, decreased by $0.8 million, to $10.3 million for the six months ended June 30, 2000 from $11.1 million for the same period of 1999. The primary reason for the decrease was the reduction of debt from the prior year due to the sale of GLAS. However, the cash restructuring charges and subsequent operating losses have substantially eliminated the benefit of the sale.

         INCOME TAX PROVISION. The income tax provision for the six months ended June 30, 1999 decreased $0.3 million to $0.7 million versus $1.0 million for 1999. This provision recognizes tax liabilities in tax-paying overseas subsidiaries while full valuation reserves have been established for tax benefits of most entities with net operating loss carryforwards.

         MINORITY INTERESTS. Interests held by minority shareholders in the earnings of certain foreign subsidiaries were $0.6 million for the six months ended June 30, 2000 and 1999, respectively.

         NET LOSS. Net loss decreased by $3.1 million to $24.3 million for the six months ended June 30, 2000 compared to $27.4 million for the same period of 1999. The decrease in net loss resulted from lower revenues and net revenues of $30.2 million and $20.4 million, respectively, offset by lower SG&A of $21.8 million. Lower revenues and net revenues were primarily the result of the GLAS Sale and the shut down of the Americas domestic business offset by increased revenues from continuing operations. The reduction in SG&A was primarily due to restructuring initiatives implemented during the third and fourth quarter of 1999 partially offset by increased costs to support the growth of continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2000, net cash used by operating activities was $14.6 million versus $35.7 million in the first six months of 1999. The improvement was primarily due to improved operating results and aggressive management of the Company's working capital. Cash used in investing activities in 2000 were $3.8 million compared to $6.1 million in the first six months of 1999. Capital spending consisted primarily of computer system development and enhancements. New borrowings were primarily used for repayment of an existing credit facility as well as the financing of working capital charges and operating losses.

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

The three agreements making up the New Revolver involve four borrowers in the United States and the operating companies in the United Kingdom and Canada. The four borrowers in the

                          GEOLOGISTICS CORPORATION

United States are comprised of Bekins Worldwide Solutions, Bekins Van Lines, GeoLogistics Services and GeoLogistics Americas. The Company has guaranteed each of the three separate agreements constituting the New Revolver. The individual agreement credit levels are $50 million in the United States, $15 million in Canada and $25 million in the United Kingdom. The United States and Canada agreements allow for a maximum increase or decrease of $5 million in the facility with a corresponding decrease or increase in the Canadian facility. Such adjustments are limited to once per quarter. The New Revolver has a letter of credit sub-limit of $30 million. The maximum amount that can be borrowed is dependent upon the amount of accounts receivable of the borrowers and letters of credit provided by certain stockholders and their affiliates. The amount that may be borrowed will be equal to 85% of eligible billed receivables plus 65% of eligible unbilled or accrued receivables as defined in the agreement, plus 100% of the face amount of the letters of credit provided by affiliates of stockholders. As of June 30, 2000, the aggregate of such letters of credit was $19 million, which amount may be reduced under certain circumstances.

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

                          GEOLOGISTICS CORPORATION

The indenture relating to the Company's Senior Notes generally provides that, subject to certain exceptions, the Company not incur indebtedness unless on the date of such incurrence the consolidated coverage ratio of the Company exceeds 2.25 to 1.0 and that the restricted subsidiaries of the Company may not incur indebtedness unless on the date of such incurrence the consolidated coverage ratio of the Company exceeds 2.5 to 1.0. The indenture permits the Company to incur up to $115.0 million of total indebtedness (consisting of $100.0 million of bank debt and $15.0 million of other debt) notwithstanding the Company's inability to meet the consolidated coverage ratio test. As of June 30, 2000, the Company had incurred $80.5 million of indebtedness under its United States, Canada and United Kingdom bank credit facilities and, as of such date, the Company would have been able to incur an additional $19.5 million of bank debt pursuant to the terms of the indenture. As of June 30, 2000, the Company had incurred $6.7 million of other debt and would have been able to incur an additional $8.3 million of other debt pursuant to the terms of the indenture. In addition, the indenture permits the Company to incur up to $30.0 million under its foreign credit facilities notwithstanding the Company's inability to meet the consolidated coverage ratio test. As of June 30, 2000, the Company had incurred $2.4 million of indebtedness under its foreign credit facilities and as of such date, would have been able to incur an additional $27.6 million of indebtedness pursuant to the terms of the indenture.

The Company has utilized borrowings under its credit facilities to meet working capital requirements and to fund capital expenditures principally related to information technology. The Company may be required to utilize borrowings under its credit facilities to finance other obligations including the payment of interest expense under the Senior Notes, and to fund remaining restructuring activities. As of August 9, 2000, the Company had $5.9 million of borrowing capacity under its New Revolver. The Company's ability to borrow funds under the New Revolver is subject to fluctuations in its borrowing base based on its accounts receivable and the Company's ability to borrow additional funds other than under the New Revolver is significantly restricted by the terms of the indenture and the New Revolver. If the Company is unable to generate sufficient cash flow to finance its operations and remaining restructuring charges and interest expense, it could be required to borrow under its existing credit facilities to fund such activities. If the Company's credit facilities are not sufficient to fund ongoing operations and remaining restructuring charges and interest expense, the Company could be required to adopt one or more alternatives, such as reducing or delaying planned expansion or capital expenditures, selling or leasing assets, restructuring debt or obtaining additional debt or equity capital. The Company will continue to investigate strategic alternatives to improve its financial position, including the sale of non-core assets. There can be no assurance that any of these alternatives could be effected on satisfactory terms or at all.

YEAR 2000

The Company, its key customers and suppliers and agents were not materially impacted by the Year 2000 change.

The Company completed a comprehensive project to upgrade its information technology including hardware and software to properly recognize the Year 2000 ("Year 2000 Plan"). As a provider of global logistics and transportation services, the Company is reliant on its computer

                          GEOLOGISTICS CORPORATION

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

                          GEOLOGISTICS CORPORATION

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

In July 1999, the FASB issued Statement No. 137 which delays the effective date of this Statement until fiscal years beginning after June 15, 2000. In addition, the Statement requires that all derivatives that are expected to be hedges must be designated as such on the first day of the period in which the statement becomes effective. In June 2000, Statement No. 138 was issued, which amended the accounting and reporting of SFAS No. 133 for certain derivative instruments and hedging activities. The Company, which utilizes fundamental derivatives to hedge changes in interest rates and foreign currencies, expects to adopt SFAS No. 133 effective January 1, 2001.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                          GEOLOGISTICS CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GEOLOGISTICS CORPORATION


Date: AUGUST 10, 2000                  By:         /s/ ROBERT AROVAS
      ---------------                      ------------------------------------
                                                       Robert Arovas
                                           Chief Executive Officer and Director


Date: AUGUST 10, 2000                  By:         /s/ JANET D. HELVEY
      ---------------                      ------------------------------------
                                                       Janet D. Helvey
                                               Senior Vice President, Finance


Date: AUGUST 10, 2000                  By:          /s/ JAMES P. MCCARTHY
      ---------------                      ------------------------------------
                                                        James P. McCarthy
                                                      Corporate Controller